Form 10-Q
period 1995-01-31
PICO PRODUCTS INC
filed 1995-03-13
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q

          (Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    January 31, 1995
                                         -------------------
                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _________

                    Commission File Number    1-8342
                                           ----------
                          PICO PRODUCTS, INC.
- - -------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           NEW YORK                                 15-0624701
- - ----------------------------------           ---------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


12500 Foothill Blvd.
Lakeview Terrace, California                      91342
- - ---------------------------------------      ---------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (818) 897-0028
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

          YES     X                     NO
               --------                      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 3, 1995.

 Common Stock, $0.01 par value              3,637,046
- - ------------------------------           ------------------
               Class                      Number of Shares

                        This report consists of 26 pages.

                               PICO PRODUCTS, INC.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                       ---------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          January 31, 1995 and July 31, 1994                               3-4

          Condensed Consolidated Statements
          of Income - Three and Six Months
          Ended January 31, 1995 and 1994                                  5

          Condensed Consolidated Statements
          of Cash Flows -  Six Months Ended
          January 31, 1995 and 1994                                        6

          Notes to Condensed Consolidated Financial
          Statements                                                       7-10


Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition                                                        11-13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                            14

Item 6.   Exhibits and Reports on Form 8-K                                   14

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               PICO PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 January 31,       July 31,
           ASSETS                                  1995              1994
                                                ------------     ----------
Current Assets:
  Cash and cash equivalents                      $   289,623      $   441,609
  Accounts receivable (less allowance
      for doubtful accounts: January 31,
      1995, $360,000; July 31, 1994,
      $295,000)                                    4,962,357        4,417,712
  Inventories (Note 2)                             7,063,132        7,170,944
  Prepaid expenses and other current
      assets                                          98,137          381,242
                                                 -----------      ------------

           Total Current Assets                   12,413,249       12,411,507

Property, Plant and Equipment:
  Buildings                                          217,255          217,255
  Leasehold improvements                             313,244          308,310
  Machinery and equipment                          3,170,524        3,043,880
                                                 -----------      ------------
                                                   3,701,023        3,569,445

Less accumulated depreciation                      2,870,711        2,774,336
                                                 -----------      ------------

                                                     830,312          795,109

Other Assets:
  Patents and licenses (less accumulated
      amortization: January 31, 1995,
      $53,226; July 31, 1994, $1,170,757)
      (Note 6)                                       167,984          241,407

  Excess of cost over net assets of
      businesses acquired (less accumulated
      amortization:  January 31, 1995,
      $323,370; July 31, 1994, $308,850)             254,065          268,585
  Deposits and other miscellaneous assets            118,274          136,405
                                                 -----------      ------------
                                                     540,323          646,397
                                                 -----------      ------------

                                                 $13,783,884      $13,853,013
                                                 -----------      -----------
                                                 -----------      -----------



See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)
                                   (Unaudited)


                                                  January 31,        July 31,
                                                     1995              1994
                                                 ------------     -----------

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $ 5,260,767      $ 5,787,282
  Accounts payable                                 2,336,050        1,886,757
  Accrued expenses:
    Legal and accounting                              66,023          201,051
    Payroll and payroll taxes                        394,236          619,018
    Other accrued expenses                           263,801          261,214
    Other liabilities (Note 5)                       457,817          403,699
  Current portion of long-term debt                  109,822          101,547
                                                 ------------     ------------

           Total Current Liabilities               8,888,516        9,260,568

Long-Term Debt                                       585,734          631,654

Commitments and Contingencies (Note 5)                  -                -

Shareholders' Equity:
  Preferred shares, $.01 par value;
    authorized 500,000 shares;
    no shares issued                                    -                -
  Common shares, $.01 par value;
    authorized 15,000,000 shares;
    issued and outstanding 3,637,046
    shares at January 31, 1995 and
    3,632,046 at July 31, 1994                        36,370            36,320
  Additional paid-in capital                      21,565,255        21,561,555
  Accumulated deficit                            (17,202,766)      (17,535,970)
  Cumulative translation adjustment                  (89,225)         (101,114)
                                                 ------------      ------------

           Total Shareholders' Equity              4,309,634         3,960,791
                                                 ------------      ------------

                                                 $13,783,884       $13,853,013
                                                 -----------       -----------
                                                 -----------       -----------

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                               Three Months                  Six Months
                             Ended January 31,            Ended January 31,
                        -------------------------     --------------------------
                           1995           1994            1995         1994
                        -------------------------     --------------------------

Sales                   $8,007,041     $7,183,306     $16,098,943   $14,946,221

Cost of sales            6,077,534      5,441,358      12,253,806    11,565,516
Selling and
   administrative
   expenses              1,744,164      1,528,429       3,453,869     2,942,145
                        ----------     ----------      ----------    -----------

Income from operations     185,343        213,519         391,268       438,560


Other income
   (Notes 3, 6)            121,077        129,401         250,899       283,996
Interest expense          (156,120)      (130,414)       (308,963)     (257,572)
                        -----------     ----------      ----------     --------

Net income              $  150,300     $  212,506      $  333,204    $  464,984
                        ----------     ----------      ----------    ----------
                        ----------     ----------      ----------    ----------

Net income per common
   and common
   equivalent share:

   Primary              $     0.04     $     0.05       $     0.08    $     0.11
                        ----------     ----------       ----------    ----------
                        ----------     ----------       ----------    ----------


   Fully diluted        $     0.04     $     0.05       $     0.08    $     0.11
                        ----------     ----------       ----------    ----------
                        ----------     ----------       ----------    ----------
Weighted average common
   and equivalent
   shares outstanding:

   Primary               4,220,171      4,368,646        4,275,765     4,270,944
                        ----------     ----------        ----------   ----------
                        ----------     ----------        ----------   ----------

   Fully diluted         4,220,171      4,368,646        4,275,765     4,336,704
                        ----------     ----------        ---------    ----------
                        ----------     ----------        ---------    ----------



See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    Six Months Ended
                                                      January 31,
                                                ------------------------
                                                   1995          1994
                                                ----------    ----------
Cash Flows From Operating Activities:
  Net income                                    $ 333,204     $ 464,984
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               218,253       263,570
      Changes in operating assets
        and liabilities                             2,802      (241,806)
                                                ---------     ----------
Net cash provided by operating
  activities                                      554,259       486,748
                                                ---------     ---------

Cash Flows From Investing Activities:
  Capital expenditures                           (145,085)      (17,288)
                                                ----------    ----------

Cash Flows From Financing Activities:
  Net payments under a line of credit
    agreement                                    (526,515)     (265,437)
  Principal payments on long-term debt            (37,645)     (489,434)
  Change in restricted cash                          -          209,993
  Proceeds from exercise of stock options           3,000        34,000
                                                ----------    ----------

Net cash used by financing activities            (561,160)     (510,878)
                                                ----------    ----------

Net decrease in cash and cash equivalents        (151,986)      (41,418)

Cash and cash equivalents at
  beginning of period                             441,609        209,415
                                                -----------   -----------

Cash and cash equivalents at
  end of period                                 $ 289,623      $ 167,997
                                                ----------    -----------
                                                ----------    -----------

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest                                      $ 303,329      $ 256,515
  Income taxes                                       -              -

The Company financed its new management information system, totaling $247,561, during the fiscal quarter ended October 31, 1993.

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



(1)  GENERAL

The Company's primary industry is the manufacturing and distribution of equipment and parts for the cable television (CATV) and satellite master antenna television (SMATV) markets. The accompanying unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of January 31, 1995, and the results of its operations and its cash flows for the three and six month periods ended January 31, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated. All such adjustments are of a normal recurring nature.

The Company has made certain reclassifications to the condensed consolidated financial statements for the three and six month periods ended January 31, 1994 to conform with classifications used in the condensed consolidated financial statements for the three and six month periods ended January 31, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

The results of operations for the interim periods shown in this Report are not necessarily indicative of the results to be expected for the fiscal year.

(2)  INVENTORIES

The composition of inventories was as follows:


                           January 31,      July 31,
                              1995            1994
                           -----------     -----------

Raw materials              $ 2,338,395     $ 2,229,884
Work in process                152,662          86,551
Finished goods               4,572,075       4,854,509
                           -----------     -----------

                           $ 7,063,132     $ 7,170,944
                           -----------     -----------
                           -----------     -----------

(3)  OTHER INCOME

Other income consisted of the following:


                       Three Months Ended          Six Months Ended
                         January 31,                  January 31,
                    -----------------------    -----------------------
                       1995         1994          1995         1994
                    ----------   ----------    ----------   ----------
Royalty income      $114,854     $124,198      $239,141     $275,498
Interest income        6,223        5,203        11,758        8,498
                    ----------   ----------    ----------   ----------
                    $121,077     $129,401      $250,899     $283,996
                    ----------   ----------    -----------  ----------
                    ----------   ----------    ----------   -----------

(4)  INCOME TAXES

Neither U.S. nor foreign income taxes have been provided for the three and six month periods ended January 31, 1995 and 1994 due to the Company's U.S. Federal and State net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.


(5)  LITIGATION AND CONTINGENCIES

In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York initiated a lawsuit in the Supreme Court in the County of Onondaga, New York. The suit, which was amended in June 1992, alleges that Arcom has a paid-up license with respect to the Company's patent for positive trapping systems, that Arcom is entitled to unspecified damages based on overpayment of royalty amounts, and that Arcom has incurred damages in excess of $250,000 as a result of a Company press release announcing termination of the license agreement. The suit also asserts that Arcom is entitled to punitive damages of $3,000,000. The Company responded by denying all liability and asserting certain common law and statutory defenses.

In December 1993, in response to a summary judgment motion filed by the Company, the New York State Court rejected Arcom's claim that it had a paid-up license. Instead, the Court held that when Arcom "defaulted in making royalty payments on or about November 15, 1991, the license terminated by its own terms 30 days later as asserted by the Company in its termination letter dated January 13, 1992." Following the New York State Court's summary judgment decision, the Company initiated a patent infringement lawsuit against Arcom in the United
States  District Court  for the Northern District of New York.   In  its suit,
the Company asked the Federal Court to award it treble damages for willful infringement plus attorney's fees. The Company also filed a motion for a preliminary injunction against further infringement by Arcom. At a court hearing on February 15, 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through February 28, 1995 Arcom has made cash payments of $449,817 covering royalties through December 31, 1994, and an estimate of $8,000 has been recorded for royalties for the month of January 1995. The Company has not included these amounts in income in any fiscal period but has recorded a current liability for $457,817 at January 31, 1995. In addition, Arcom posted an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction. In the event that the Company does not prevail on its infringement claims, the Company has agreed to refund all security payments made by Arcom.

In July 1994, the Appellate Division, Fourth Department of the New York Supreme Court ruled that parts of the license agreement relating to Arcom's paid-up license claims involve questions of fact that must be resolved at trial. Management anticipates that a trial will be scheduled in the fall of 1995. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

On March 6, 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga County, New York. The Company has learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List on December 6, 1994, and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is only one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

The Company believes that the Information Request relates to the activities of the Company's Printed Circuit Board Division, which was sold to a third party in 1992, and which conducted operations within the specified area. Under the Agreement of Sale with the buyer, the Company retained liability for environmental obligations which occurred prior to the sale.

The Company intends to comply with the Information Request and to investigate the extent of any potential liability. However, because it appears that the EPA has not completed any feasibility study or remediation assessment, the Company is not in a position to estimate its potential liability. In addition, the Company is unable to state whether any liability would be shared with others.

The Company is involved, from time to time, in certain other legal actions arising in the normal course of business. Management believes that the outcome of other litigation will not have material adverse affect on the Company's consolidated financial statements.

(6)  PATENT EXPIRATION

On February 14, 1995, the Company's patent for positive trapping systems expired. As of January 31, 1995, the Company has fully amortized the cost of this patent and has written off the patent's cost and accumulated amortization from its books and records. Royalty income from license holders of the Company's patent totaled $239,141 and $114,854 for the six and three month periods ended January 31, 1995. Royalty income in future fiscal periods will end once the royalties earned through the patent's expiration date have been received.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION


The following discussion compares the operations of the Company for the three and six month periods ended January 31, 1995 with the operations for the three and six month periods ended January 31, 1994, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

Sales increased by approximately $1,153,000, or 8%, for the six months ended January 31, 1995 compared with the six months ended January 31, 1994, and sales increased by approximately $824,000, or 12%, for the fiscal quarter ended January 31, 1995 compared to the same period in the previous fiscal year. The Company's Pico Macom subsidiary recorded sales increases of approximately 12% and 15%, respectively, for the six and three month periods ended January 31, 1995 compared to the same periods in the previous fiscal year. These increases reflect a continued strong demand for Satellite Master Antenna Television (SMATV) equipment and products both internationally and domestically. The Company's CATV division recorded sales decreases of approximately 15% and 11%, respectively, for the six and three month periods ended January 31, 1995 compared to the same periods in the previous fiscal year. These decreases were primarily due to the purchasing reductions by U.S. cable TV system operators as a result of subscriber fee reductions mandated by the U.S. Federal Communications Commission. Management anticipates that the Company's sales growth will continue during the second half of fiscal year 1995 compared to the second half of fiscal year 1994 due to new product introductions and increased sales to customers in the Far East.

Cost of sales increased by approximately $688,000, or 6%, for the six months ended January 31, 1995 compared with the six months ended January 31, 1994, and cost of sales increased by $636,000, or 12%, for the fiscal quarter ended January 31, 1995 compared with the same fiscal quarter in the previous year. Cost of sales as a percentage of sales decreased by 1% (from 77% to 76%) for the six months ended January 31, 1995 compared with the six months ended January 31, 1994, and cost of sales as a percentage of sales remained unchanged at 76% for the fiscal quarter ended January 31, 1995 compared with the same fiscal quarter in the previous year. The dollar increases in cost of sales for the three and six month periods were primarily attributable to the increase in sales volume. The decrease in cost of sales as a percentage of sales for the six month period was primarily due to a change in product mix between Pico Macom and the CATV Division.

Selling and administrative expenses increased by approximately $512,000, or 17%, for the six months ended January 31, 1995 compared to the six months ended January 31, 1994, and increased by approximately $216,000, or 14%, for the fiscal quarter ended January 31, 1995 compared to the same fiscal quarter of the previous year. The primary reasons for the increases were increased investment in product development and expenditures related to development of new markets in Asia, and the opening of a new Asia regional office in Hong Kong. Management anticipates that this current level of selling and administrative expenses will continue throughout the second half of fiscal year 1995.

Other income decreased by approximately $33,000, or 12%, for the six months ended January 31, 1995 compared to the six months ended January 31, 1994, and other income decreased by approximately $8,000, or 6%, for the fiscal quarter ended January 31, 1995 compared to the same fiscal quarter in the previous year. The decreases in other income for both the six and three month periods primarily related to decreases in royalty payments due to reduced sales volume by license holders of the Company's patent for positive trapping systems. This patent expired in February, 1995, and thus royalty income will decrease in fiscal year 1995 compared to fiscal year 1994.

Interest expense increased by approximately $51,000, or 20% for the six months ended January 31, 1995 compared with the six months ended January 31, 1994, and interest expense increased by $26,000, or 20%, for the fiscal quarter ended January 31, 1995 compared with the fiscal quarter ended January 31, 1994. The increase was primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements, and due to several increases in the prime rate during the six months ended January 31, 1995.

The Company's effective income tax rate for the three and six month periods ended January 31, 1995 and 1994 was 0%, due to U.S. federal and state income tax net operating loss carryforwards for the Company's U.S. operations and tax exemptions from foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1995, the Company had working capital of approximately $3,525,000 and a ratio of current assets to current liabilities of approximately 1.40:1, compared with working capital of approximately $3,151,000 and a ratio of 1.34:1 as of July 31, 1994. During the six months ended January 31, 1995, the Company recorded positive cash flow from operating activities primarily due to profitable operations.

During the six months ended January 31, 1995 and 1994, cash used for capital expenditures was approximately $145,000 and $17,000, respectively. During the first half of fiscal year 1994, the Company financed approximately $250,000 for the acquisition of a new management information system.

At January 31, 1995, Pico Macom had a $10,000,000 revolving bank line of credit which provides for interest at the prime rate (8.5% at January 31, 1995) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases, and letters of credit for import purchases. The line is structured as a $10,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement, which expires on May 25, 1996. The credit facility is subject to certain financial tests and covenants. At January 31, 1995, Pico Macom had approximately $5,261,000 in revolving loans and approximately $71,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $1,580,000.

Despite the expiration of the Company's patent for positive trapping systems in February 1995, management believes that continued profitable operations along with the current credit arrangements will provide sufficient cash to fund the Company's operational needs for the balance of the fiscal year 1995. Should the Company identify opportunities that require cash beyond that generated internally or available from its credit line, the Company would seek to increase its current credit line. Alternatively, the Company would consider seeking other sources of cash, including, but not limited to, a public offering or a private placement.

Profitability of operations is subject to various uncertainties including general economic conditions, favorable settlement of ongoing litigation and the actions of actual or potential competitors and customers. The Company's future depends on the growth of the cable TV market in the U.S. and internationally. In the U.S., a number of factors could affect the future profitability of the Company, including changes in the regulatory climate for cable TV, changes in the competitive structure of the cable and telecommunications industries or changes in the technology base of the industry. Internationally, the Company's profitability depends on its ability to penetrate new markets in the face of competition from other U.S. and foreign companies.

                           PART II  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

Incorporated by reference from financial statement footnote number 5 of Part I.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 15, 1994, the Company held its 1994 annual meeting of stockholders. Management's nominees for director were elected by the following votes: Charles
G. Emley, Jr. 2,840,815 (19,750 withheld); Everett T. Keech, 2,836,315 (24,250 withheld); George M. Knapp, 2,838,215 (22,350 withheld); E.B. Leisenring, Jr. 2,839,515 (21,050 withheld); William W. Mauritz, 2,840,515 (20,050 withheld);
Peter J. Moerbeek, 2,843,815 (16,750 withheld); J. Michael Sills, 2,843,715 (16,850 withheld). Management's proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent accountants for the fiscal year ending July 31, 1995, was approved by the following vote: 2,847,765 for; 5,550 against; and 7,250 abstentions.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)       Exhibits:

          10(M) Employment Agreement between Pico Products, Inc. and Joseph T. Kingsley, dated January 1, 1995.

          11.1      Computation of Per Share Earnings.

          27 Financial Data Schedule (included only in the EDGAR filing).

(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PICO PRODUCTS, INC.

                                   REGISTRANT

DATE: March 13, 1995               Joseph T. Kingsley
                                   --------------------------------
                                   Senior Vice President of Finance
                                   Chief Financial Officer

                                    FORM 10-Q

                         QUARTER ENDED JANUARY 31, 1995

                                    EXHIBITS



10(M) Employment Agreement between Pico Products, Inc. and Joseph T. Kingsley, dated January 1, 1995. (10 pages)


11.1      Computation of Per Share Earnings


27 Financial Data Schedule (included only in the EDGAR filing).