Form 10-Q
period 1995-04-30
PICO PRODUCTS INC
filed 1995-06-13
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

          (Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    April 30, 1995
                                         --------------------

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _________

                    Commission File Number    1-8342
                                           -----------

                               PICO PRODUCTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEW YORK                               15-0624701
- -----------------------------------------        -------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                91342
- -------------------------------------------           ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (818) 897-0028
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

          YES     X                          NO
              ---------                         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 9, 1995.

 Common Stock, $0.01 par value                   3,637,046
- ------------------------------             ---------------------
               Class                         Number of Shares

                        This report consists of 30 pages.

                               PICO PRODUCTS, INC.

                                      INDEX



                                                                 Page No.
                                                                 --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          April 30, 1995 and July 31, 1994                         3-4

          Condensed Consolidated Statements
          of Income - Three and Nine Months
          Ended April 30, 1995 and 1994                            5

          Condensed Consolidated Statements
          of Cash Flows -  Nine Months Ended
          April 30, 1995 and 1994                                  6

          Notes to Condensed Consolidated Financial
          Statements                                               7-10


Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition                                               11-13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                       14

Item 6.   Exhibits and Reports on Form 8-K                        14

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PICO PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  April 30,         July 31,
                                                    1995              1994
                                                ------------      ------------

          ASSETS
Current Assets:
  Cash and cash equivalents                     $   559,544       $   441,609
  Accounts receivable (less allowance
     for doubtful accounts: April 30,
     1995, $350,000; July 31, 1994,
     $295,000)                                    4,950,403         4,417,712
  Inventories (Note 2)                            8,609,322         7,170,944
  Prepaid expenses and other current
     assets                                         102,665           381,242
                                                ------------      ------------
          Total Current Assets                   14,221,934        12,411,507

Property, Plant and Equipment:
  Buildings                                         217,255           217,255
  Leasehold improvements                            313,244           308,310
  Machinery and equipment                         3,195,773         3,043,880
                                                ------------      ------------
                                                  3,726,272         3,569,445
Less accumulated depreciation                     2,932,722         2,774,336
                                                ------------      ------------
                                                    793,550           795,109
Other Assets:
  Patents and licenses (less accumulated
     amortization: April 30, 1995,
     $54,715; July 31, 1994, $1,170,757)
     (Note 6)                                       166,495           241,407

  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization:  April 30, 1995,
     $330,630; July 31, 1994, $308,850)             246,805           268,585
  Deposits and other miscellaneous assets           109,857           136,405
                                                ------------      ------------
                                                    523,157           646,397
                                                ------------      ------------

                                                $15,538,641       $13,853,013
                                                ------------      ------------
                                                ------------      ------------

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)
                                   (Unaudited)

                                              April 30,         July 31,
                                                1995              1994
                                            ------------      ------------

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                             $ 6,241,772       $ 5,787,282
  Accounts payable                            3,032,903         1,886,757
  Accrued expenses:
    Legal and accounting                         93,581           201,051
    Payroll and payroll taxes                   372,288           619,018
    Other accrued expenses                      293,269           261,214
    Other liabilities (Note 5)                  462,065           403,699
  Current portion of long-term debt             364,230           101,547
                                            ------------      ------------

          Total Current Liabilities          10,860,108         9,260,568

Long-Term Debt                                  305,165           631,654

Commitments and Contingencies (Note 5)             -                 -

Shareholders' Equity:
  Preferred shares, $.01 par value;
    authorized 500,000 shares;
    no shares issued                               -                 -
  Common shares, $.01 par value;
    authorized 15,000,000 shares;
    issued and outstanding 3,637,046
    shares at April 30, 1995 and
    3,632,046 at July 31, 1994                   36,370            36,320
  Additional paid-in capital                 21,565,255        21,561,555
  Accumulated deficit                       (17,146,358)      (17,535,970)
  Cumulative translation adjustment             (81,899)         (101,114)
                                            ------------      ------------

          Total Shareholders' Equity          4,373,368         3,960,791
                                            ------------      ------------

                                            $15,538,641       $13,853,013
                                            ------------      ------------
                                            ------------      ------------



See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                     Three Months                       Nine Months
                                    Ended April 30,                    Ended April 30,
                              --------------------------         --------------------------
                                 1995           1994                1995           1994
                              -----------    -----------         -----------    -----------
Sales                         $7,790,384     $7,770,781         $23,889,327    $22,717,002

Cost of sales                  5,908,862      5,913,131          18,162,668     17,478,647
Selling and
   administrative
   expenses                    1,642,426      1,679,185           5,096,295      4,621,330
                              -----------    -----------         -----------    -----------

Income from operations           239,096        178,465             630,364        617,025

Other income
   (Notes 3, 6)                   24,829        164,517             275,728        448,513
Interest expense                (181,129)      (124,201)           (490,092)      (381,773)
                              -----------    -----------         -----------    -----------

Income before income
  taxes                           82,796        218,781             416,000        683,765

Income tax provision
   (Note 4)                       26,388              0              26,388              0
                              -----------    -----------         -----------    -----------

Net income                    $   56,408     $  218,781          $  389,612     $  683,765
                              -----------    -----------         -----------    -----------
                              -----------    -----------         -----------    -----------

Net income per common
   and common
   equivalent share:

   Primary                    $     0.01     $     0.05          $     0.09     $     0.16
                              -----------    -----------         -----------    -----------
                              -----------    -----------         -----------    -----------

   Fully diluted              $     0.01     $     0.05          $     0.09     $     0.16
                              -----------    -----------         -----------    -----------
                              -----------    -----------         -----------    -----------

Weighted average common
   and equivalent
   shares outstanding:

   Primary                     4,229,296      4,345,732           4,262,885      4,297,483
                              -----------    -----------         -----------    -----------
                              -----------    -----------         -----------    -----------

   Fully diluted               4,229,296      4,345,732           4,262,885      4,319,164
                              -----------    -----------         -----------    -----------
                              -----------    -----------         -----------    -----------

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                               April 30,
                                                     ---------------------------
                                                          1995          1994
                                                     ------------   ------------
Cash Flows From Operating Activities:
  Net income                                          $ 389,612     $ 683,765
  Adjustments to reconcile net income
    to net cash used by
      operating activities:
      Depreciation and amortization                     296,122        401,957
      Changes in operating assets
        and liabilities                                (791,149)    (1,292,688)
                                                     ------------   ------------

Net cash used by operating activities                  (105,415)      (206,966)
                                                     ------------   ------------

Cash Flows From Investing Activities:
  Capital expenditures                                 (170,334)       (64,787)
                                                     ------------   ------------

Cash Flows From Financing Activities:
  Net borrowings under a line of
      credit agreement                                  454,490        519,759
  Principal payments on long-term debt                  (63,806)      (565,756)
  Change in restricted cash                                -           209,993
Proceeds from exercise of stock options                   3,000         34,000
                                                     ------------   ------------

Net cash provided by financing activities               393,684        197,996
                                                     ------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                           117,935        (73,757)

Cash and cash equivalents at
  beginning of period                                   441,609        209,415
                                                     ------------   ------------

Cash and cash equivalents at
    end of period                                     $ 559,544      $ 135,658
                                                     ------------   ------------
                                                     ------------   ------------

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

    Interest                                          $ 476,070      $ 379,241
    Income taxes                                         15,138           -

The Company financed its new management information system, totaling $247,561, during the nine months ended April 30, 1994.

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)  GENERAL

The Company's primary industry is the manufacturing and distribution of equipment and parts for the cable television (CATV) and satellite master antenna television (SMATV) markets. The accompanying unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of April 30, 1995, and the results of its operations and its cash flows for the three and nine month periods ended April 30, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated. All such adjustments are of a normal recurring nature.

The Company has made certain reclassifications to the condensed consolidated financial statements for the three and nine month periods ended April 30, 1994 to conform with classifications used in the condensed consolidated financial statements for the three and nine month periods ended April 30, 1995.

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

(2)  INVENTORIES

The composition of inventories was as follows:

                          April 30,       July 31,
                            1995            1994
                         -----------    -----------
Raw materials            $2,167,406     $ 2,229,884
Work in process             285,913          86,551
Finished goods            6,156,003       4,854,509
                         -----------    -----------

                         $8,609,322     $ 7,170,944
                         -----------    -----------
                         -----------    -----------

(3)  OTHER INCOME

Other income consisted of the following:

                         Three Months Ended         Nine Months Ended
                             April 30,                  April 30,
                      -----------------------     ----------------------
                        1995           1994         1995          1994
                      --------       --------     --------      --------
Royalty income        $ 17,516       $160,464     $256,657      $435,962
Interest income          7,313          4,053       19,071        12,551
                      --------       --------     --------      --------
                      $ 24,829       $164,517     $275,728      $448,513
                      --------       --------     --------      --------
                      --------       --------     --------      --------


(4)  INCOME TAXES

A provision for U.S. Federal and State alternative minimum tax has been established for the three and nine month periods ended April 30, 1995. However, neither regular U.S. Federal and State income taxes nor foreign income taxes have been provided for the three and nine month periods ended April 30, 1995 and 1994 due to the Company's U.S. Federal and State net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.


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

In December 1993, in response to a summary judgment motion filed by the Company, the New York State Court rejected Arcom's claim that it had a paid-up license. Instead, the Court held that when Arcom "defaulted in making royalty payments on or about November 15, 1991, the license terminated by its own terms 30 days later as asserted by the Company in its termination letter dated January 13, 1992." Following the New York State Court's summary judgment decision, the Company initiated a patent infringement lawsuit against Arcom in the United
States  District Court  for the Northern District of New York.   In  its suit,
the Company asked the Federal Court to award it treble damages for willful infringement plus attorney's fees. The Company also filed a motion for a preliminary injunction against further infringement by

Arcom. At a court hearing on February 15, 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through May 31, 1995 Arcom has made cash payments of $462,065 covering royalties through February 14, 1995. The Company has not included these amounts in income in any fiscal period but has recorded a current liability for $462,065 at April 30, 1995. In addition, Arcom posted an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction. In the event that the Company does not prevail on its infringement claims, the Company has agreed to refund all security payments made by Arcom.

In July 1994, the Appellate Division, Fourth Department of the New York Supreme Court ruled that parts of the license agreement relating to Arcom's paid-up license claims involve questions of fact that must be resolved at trial. Management anticipates that a trial will be scheduled late in 1995 or early in 1996. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

The Company has provided all information requested by the EPA. The Information Request does not designate the Company as a potentially responsible party, nor has the EPA indicated the basis upon which it would designate the Company as a potentially responsible party. The Company is therefore unable to state whether there is any material likelihood of liability on its part, and, if there were to be any such liability, the basis of any sharing of such liability with others.

The Company is involved, from time to time, in certain other legal actions arising in the normal course of business. Management believes that the outcome of other litigation will not have material adverse affect on the Company's consolidated financial statements.


(6)  PATENT EXPIRATION

On February 14, 1995, the Company's patent for positive trapping systems expired. As of April 30, 1995, the Company has fully amortized the cost of this patent and has written off the patent's cost and accumulated amortization from its books and records. Royalty income from license holders of the Company's patent totaled $17,516 and $256,657 for the three and nine month periods ended April 30, 1995.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION


The following discussion compares the operations of the Company for the three and nine month periods ended April 30, 1995 with the operations for the three and nine month periods ended April 30, 1994, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

Although sales increased by approximately $1.2 million, or 5%, for the nine months ended April 30, 1995 compared to the nine months ended April 30, 1994, sales for the quarter ended April 30, 1995 were flat compared to the same period of the previous fiscal year. The Company's sales and profits would have been higher for the quarter had product been received when initially scheduled. However, delays in receipt of raw material and finished product from offshore vendors, and delays in receiving letters of credit and government documentation for shipments to customers in South America, resulted in shipments being delayed into the fourth quarter. The Company's order backlog, however, at April 30, 1995 was $5.0 million compared to $3.6 million at April 30, 1994 and represents a strong demand for the Company's products.

The Company's Pico Macom subsidiary recorded sales increases of approximately 7% in the nine months ended April 30, 1995, compared to the nine months ended April 30, 1994, but recorded a slight sales decrease of 1% in the quarter ended April 30, 1995, compared to the same period for the previous year. As stated previously, delays in receipt of product shipments from vendors caused the sales decrease. Although the Company's CATV division recorded a sales decrease of approximately 9% for the nine months ended April 30, 1995 compared to the same period of the prior year, the CATV division's sales in the third quarter increased by 4% compared to the third quarter of the prior fiscal year. This increase reflected a strong demand for cable security devices during the third quarter in the United States and overseas.

Cost of sales increased by approximately $684,000, or 4%, for the nine months ended April 30, 1995 compared with the nine months ended April 30, 1994, and cost of sales was even for the fiscal quarter ended April 30, 1995 compared with the same fiscal quarter in the previous year. Cost of sales as a percentage of sales decreased by 1% (from 77% to 76%) for the nine months ended April 30, 1995 compared with the nine months ended April 30, 1994, and cost of sales as a percentage of sales was even for the fiscal quarter ended April 30, 1995 compared with the same fiscal quarter in the previous year. The dollar increase in cost of sales for the nine month period was primarily attributable to the increase in sales volume. The decrease in cost of sales as a percentage of sales for the nine month period was primarily due to a change in product mix between Pico Macom and the CATV Division.

Selling and administrative expenses increased by approximately $475,000, or 10%, for the nine months ended April 30, 1995 compared to the nine months ended April 30, 1994. The primary reasons for these increases were increased investment in product development and expenditures related to development of new markets in Asia, and the opening of a new Asia regional office in Hong Kong. The Hong Kong regional office is in full operation. Selling and administrative expenses for the third quarter were slightly lower compared to the same period of the previous year. While product development expenses and marketing expenses in Asia continued into the third quarter at a rate consistent with the first six months of the fiscal year, the Company experienced a reduction in patent amortization, legal and management incentive expenses compared to the third quarter of the previous year. Management anticipates that expenditures for product development and development of new markets in Asia will continue for the remainder of the fiscal year.

Other income was $25,000 for the third quarter ended April 30, 1995, compared with $165,000 for the same quarter in the previous year, a decrease of 85%. Other income decreased by approximately $173,000, or 39%, for the nine months ended April 30, 1995 compared to the nine month period in the previous year. The decreases in other income for both the three and nine month periods primarily related to expiration of the Company's patent for positive trapping systems in February, 1995.

Interest expense increased by approximately $108,000, or 28% for the nine months ended April 30, 1995 compared with the nine months ended April 30, 1994, and interest expense increased by $57,000, or 46%, for the fiscal quarter ended April 30, 1995 compared with the fiscal quarter ended April 30, 1994. The increase was primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements, and due to several increases in the prime rate during the nine months ended April 30, 1995.


A provision for U.S. Federal and State alternative minimum tax has been established for the three and nine month periods ended April 30, 1995. However, neither regular U.S. Federal and State income taxes nor foreign income taxes have been provided for the three and nine month periods ended April 30, 1995 and 1994 due to the Company's U.S. Federal and State net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1995, the Company had working capital of approximately $3,362,000 and a ratio of current assets to current liabilities of approximately 1.3:1, compared with working capital of approximately $3,151,000 and a ratio of 1.3:1 as of July 31, 1994. During the nine months ended April 30, 1995, the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases.

The Company's growth depends on its ability to supply a diverse line of products compatible with cable systems in the United States, Asia and South America. Further, as discussed earlier, the Company is investing resources in new product development. The result has been an increase in inventory while the Company continues to have a large backlog of orders due to the delay in the delivery of product from Asian vendors and the delay in receiving letters of credit and import documents for shipments to South American customers where the Company has existing purchase orders.

During the nine months ended April 30, 1995 and 1994, cash used for capital expenditures was approximately $170,000 and $65,000, respectively. During the first nine months of fiscal year 1994, the Company financed approximately $250,000 for the acquisition of a new management information system.

At April 30, 1995, Pico Macom had a $10,000,000 revolving bank line of credit which provides for interest at the prime rate (9.0% at April 30, 1995) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases, and letters of credit for import purchases. The line is structured as a $10,000,000 line of credit with a sub-limit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement, which expires on May 25, 1996. The credit facility is subject to certain financial tests and covenants. At April 30, 1995, Pico Macom had approximately $6,242,000 in revolving loans and approximately $196,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $1,358,000.

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

Profitability of operations is subject to various uncertainties including general economic conditions, favorable settlement of ongoing litigation and the actions of actual or potential competitors and customers. The Company's future depends on the growth of the cable TV market in the United States and internationally. In the United States, a number of factors could affect the future profitability of the Company, including changes in the regulatory climate for cable TV, changes in the competitive structure of the cable and telecommunications industries or changes in the technology base of the industry. Internationally, the Company's profitability depends on its ability to penetrate new markets in the face of competition from other United States and foreign companies.

                           PART II  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

Incorporated by reference from financial statement footnote number 5 of Part I.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits:

     10(N)     Employment Agreement between Pico Macom, Inc. and
               Norman Reinhardt, dated March 22, 1995.

     10(O) Amendment to the Exclusive Manufacturing/Marketing Agreement between Good Mind Industries and Pico Macom, Inc., dated April 26, 1989.

     11.1      Computation of Per Share Earnings.

     27 Financial Data Schedule (included only in the EDGAR filing).

(b)  Reports on Form 8-K:

     None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PICO PRODUCTS, INC.

                              REGISTRANT

DATE: June 9, 1995            Joseph T. Kingsley
                              ----------------------------
                              Senior Vice President of Finance
                              Chief Financial Officer

                                    FORM 10-Q

                          QUARTER ENDED APRIL 30, 1995

                                    EXHIBITS



10(N) Employment Agreement between Pico Macom, Inc. and Norman Reinhardt, dated March 22, 1995. (12 pages)

10(O) Amendment to the Exclusive Manufacturing/Marketing Agreement between Good Mind Industries and Pico Macom, Inc., dated April 26, 1989.

11.1      Computation of Per Share Earnings


27        Financial Data Schedule (included only in the EDGAR filing).