Form 10-K405
period 1995-07-31
PICO PRODUCTS INC
filed 1995-10-16
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)

( X ) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended July 31, 1995.

                                       OR

(   )     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No Fee Required) for the transition period from
                          to            .
          ---------------    -----------

                          Commission File Number 1-8342

                               PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW YORK                       15-0624701
--------------------------------------------------------------------------------
     (State or other jurisdiction of          (IRS Employer
     incorporation or organization)           Identification No.)

12500 Foothill Blvd., Lakeview Terrace, CA             91342
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number:     (818) 897-0028
                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
     Title of Each Class                          on Which Registered
---------------------------------               ------------------------
 Common Stock, par value $.01                   American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  YES   X      NO
                                              -----        ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.  (   )

     The aggregate market value of the Registrant's Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the American Stock Exchange at October 6, 1995, was $6,722,290. Excluded from this value were shares held by officers and directors of the Registrant.

     The number of the Registrant's Common Shares outstanding at October 6, 1995, was 3,682,246.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the 1995 annual meeting of shareholders of the Registrant.

Index to Exhibits is at page 46.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Pico Products, Inc. was formed as a corporation in the State of New York on July 31, 1962. Pico and its subsidiaries (the "Company") design, manufacture, import and market a wide range of products which receive, distribute and secure telecommunication signals. The Company's primary products include cable television accessories, passive radio frequency ("passive") devices, equipment for the commercial reception, processing and distribution of satellite television signals and Pay TV security devices. A table listing the Company's subsidiaries is included at the end of Item 1.

TELEVISION DISTRIBUTION INDUSTRY BACKGROUND

     Cable television (CATV) systems receive and process television signals at a central location and distribute these signals to subscribers using fiberoptic and coaxial cable. CATV systems generally offer their subscribers access to many more television channels than the limited number of channels broadcast locally. By subscribing to a CATV system, customers can have access to television channels relayed from other cities, channels providing access to public, educational and governmental information and specialized channels providing shopping, entertainment, sports and movie services. To provide their customers specialized entertainment channel services, the CATV system operators contract with the providers of the specialized channel. For example, CATV system operators wanting to provide their subscribers access to the Home Box Office (HBO) movie channel would purchase the service from HBO. Customers who select access to the specialized channels generally pay an extra fee or premium for this service. Because of the high level of cost associated with installing, maintaining and operating a CATV system, most system operators use some types of security products to attempt to limit access to their signals to those subscribers paying for the service.

     In addition to CATV, other television distribution systems have been developed to provide customers access to more television channels. One of these distribution systems is a Satellite Master Antenna Television (SMATV) system which consists of the reception, processing and distribution of satellite and locally broadcast television signals within a multiple dwelling facility. These facilities include apartment houses, condominiums, hotels, motels, schools and hospitals. Similar to CATV system operators, operators of commercial SMATV systems also contract for access to specialized services such as HBO and charge their customers a premium for the specialized service.

     Another television distribution system is a Multichannel Multipoint Distribution System (MMDS) which consists of transmitting television channels at microwave frequencies and receiving, downconverting and distributing the television signals to single and multiple dwelling facilities. This system, also known as "wireless cable", allows the distribution of television signals into areas where the population density makes installation of a CATV system uneconomical or areas where the operators choose to compete with an established CATV system.

     Additional television signal distribution systems include Television Access Only (TVRO) and Direct-To-Home (DTH). In both of these methods a satellite signal is beamed directly to a subscriber's residence where a satellite dish antenna and decoding equipment are used to descramble the signal. The subscriber pays a fee for the descrambling services.

     A significant difference that distinguishes SMATV and MMDS systems from TVRO or DTH systems is that the SMATV and MMDS systems are used to transmit broadband signals to multiple customer locations in a commercial environment. For example, in an apartment building an operator can receive SMATV and MMDS signals, descramble and process the signals through an electronic "headend" system, and distribute the television signals via fiber or cable to the television sets of subscribers residing in that apartment building.

PICO MACOM, INC.

     The Company's Pico Macom, Inc. (Pico Macom) subsidiary, located in Lakeview Terrace, California, sells electronic systems equipment and components, cable television accessories and passive radio frequency products. Pico Macom's sales are primarily to the SMATV and CATV industries. The majority of Pico Macom's products are manufactured in Taiwan, China, Malaysia and Thailand (the "Far East") by a variety of manufacturers and subcontractors. Pico Macom employees provide the design and quality specifications for most of these products.

     Pico Macom maintains active quality control supervision through on-going, on-site inspections by employees of its subsidiary, Pico Macom Taiwan Co., Limited (Pico Macom Taiwan). In addition to quality control functions, Pico Macom Taiwan employees also provide purchasing and freight consolidation support functions. Most inspected products are shipped to Pico Macom's Southern California distribution facility from which they are distributed either with or without additional assembly and testing. However, large orders can be shipped directly to customer locations.

     Pico Macom sells over 500 different products at prices ranging from under $1 for most passive components to over $30,000 for complete SMATV headend and signal distribution systems. Products are sold to over 1,000 distributors, dealers and original equipment manufacturers (OEM) located primarily in the United States. Sales are also made to customers in Canada, Latin America and the Far East. Sales are made through telemarketing from the Lakeview Terrace office and directly to major distributors and OEM accounts.

     Sales by Pico Macom represented 83%, 83%, and 86% of the Company's consolidated sales for the fiscal years ended July 31, 1995, 1994 and 1993, respectively. For the fiscal year ended July 31, 1995 approximately 70% of Pico Macom's sales revenue was from sales to the television distribution equipment industry, primarily SMATV systems; the remaining 30% of Pico Macom's sales revenue was from sales to CATV systems distributors and OEM accounts.

PAY TV SECURITY (CATV) DIVISION

     The Company's Pay TV Security (CATV) division sells several types of pay TV security products. These security products allow a CATV or SMATV system operator to control the reception of premium service by the system's subscribers. Products sold include positive and negative traps, encoders, tier traps and accessories. These products are used primarily in positive or negative trapping systems.

     In a positive trapping system, an encoder is used at a central signal processing center (headend) to place an interfering or jamming carrier within a specific television channel. A positive trap is then used at each subscriber location to decode or remove the interfering carrier. Without installation of the positive trap, subscribers cannot clearly view the affected television picture. Alternatively, in a negative trapping system, a negative trap is used at each non-subscriber location to prevent access to a premium service. Tier traps are a form of negative trapping in which access to a group or tier of television channels is denied to non-subscribers.

     During the fiscal year ended July 31, 1995 the Company began selling low noise drop amplifiers (LNDA-trademark-), which allow cable TV system operators to meet the latest FCC regulations regarding television signal strength. The Company has applied for a patent on the technology used in these broadband amplifiers which are intended to boost the CATV system signal level at the subscribers' residences. The patent has recently been given a notice of allowance by the U.S. Patent and Trademark office.

     Sales by the Company's CATV division represented 17%, 17% and 14% of the Company's consolidated sales for the fiscal years ended July 31, 1995, 1994 and 1993, respectively. CATV division sales were primarily to domestic CATV systems, distributors for CATV systems and to distributors in Taiwan. Sales of traps are made at prices ranging from $3 - $10 per trap and encoder sales are made at prices of $250 - $300 per encoder. Sales are made primarily through direct sales to CATV system operators with telemarketing backup from a sales office in East Syracuse, New York. Product shipments are made from Pico Macom's distribution center in Lakeview Terrace, California.

FOREIGN OPERATIONS

     In addition to Pico Macom Taiwan discussed above, the Company owns and operates a manufacturing facility on the island of St. Kitts (St. Christopher and Nevis) in the Caribbean. Pico (St. Kitts) Limited assembles the circuit boards for the positive, negative and tier traps sold by the Pay TV Security division. During the fiscal year ended July 31, 1994 the Company established two wholly owned subsidiaries, Pico (Bermuda) Limited and Pico Products Asia Limited (PPAL). PPAL's office in Hong Kong has been established and is now in full operation. PPAL is actively marketing the Company's product line
throughout Asia.   At July 31, 1995 the assets located outside the United States constituted less than 10% of the company's total assets and the revenues and operating expenses attributable to the Company's foreign operations were also less than 10% of the Company's revenues and expenses.

SALES AND MARKETING

     At July 31, 1995, 1994 and 1993, the Company had a sales and marketing staff of 25 persons, 21 person, and 19 persons, respectively. Marketing and promotion of the Company's products are conducted via direct selling and telemarketing, and to a lesser extent by advertising in trade publications and participating in trade shows.

     Pico Macom sells products to its markets nationally and internationally through over 1,000 distributors, dealers and OEM manufacturers. The top fifteen customers generated approximately 57% of Pico Macom's sales in the year ended July 31, 1995.

     Primarily, sales of the CATV division's Pay TV security products are made directly to cable system operators by the Company's sales group. Some sales are to national and regional distributors.

     The Company's sales to American Technology Exporters, Inc. ("Amtech") were approximately 20%, 16% and 12% of consolidated sales for the years ended July 31, 1995, 1994, and 1993, respectively.

     As is customary in the industries served, the Company's sales are normally made pursuant to individual purchase orders. Orders are subject to cancellation by the buyer under certain conditions without penalty. The backlog of purchase orders as of July 31, 1995 and July 31, 1994 was approximately $2,600,000 and $2,495,000, respectively. These purchase orders were believed to be firm, and the Company expects to fill the July 31, 1995 backlog within its 1996 fiscal year.

     The largest dollar volume sales are of the Company's active electronic equipment items used in "head end" installations for which unit prices range from approximately $100 to $500. However, a large volume of the Company's sales is of low cost components sold at unit prices under $5.00. Since 1982, a large portion of Pico Macom's passive products have been sold under the trademark, "Tru-Spec-REGISTERED TRADEMARK-".

MANUFACTURERS AND SUPPLIERS

     Approximately 70% of the Company's sales are from products manufactured by vendors according to the Company's design and quality specifications. These vendors are located primarily in Taiwan, China, Malaysia and Thailand (the "Far East"). For more than ten years, the majority of the SMATV equipment items sold by Pico Macom have been manufactured under contract on an exclusive basis by one vendor in Taiwan. The Company is committed to procure a minimum of approximately $5,375,000 of products from this vendor during fiscal year 1996. Management believes that the Company's relationship with this vendor is excellent and that the financial strength of the vendor is adequate; however, the loss of this vendor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. The contract does not require the vendor to maintain parts inventory, so that from time-to-time delays are possible in completing customer orders. The current contract expires in May 1998 and management anticipates renewing the contract prior to its expiration. Most of the other products obtained from foreign-based vendors are available from a number of different vendors.

     Approximately 17% of the Company's sales are from products manufactured by the Company. These items consist primarily of passive traps. The trap manufacturing process involves raw materials procured from domestic and foreign-based sources which are assembled at the Company's manufacturing facility in St. Kitts. Final assembly and quality control is accomplished at the manufacturing facility in Lakeview Terrace, California. The raw materials used in the manufacturing processes are available from a number of different suppliers, both domestic and foreign-based, and management believes that no one vendor has the ability to significantly impact the Company's supply of raw materials.

     The remaining 13% of products sold are primarily items purchased from domestic vendors for resale and sales of contract labor by Pico (St. Kitts) Ltd.

     In August 1987, Pico Macom Taiwan was organized as a Taiwanese export trading company to facilitate procurement of products from vendors who are too small to export directly. Pico Macom Taiwan serves as a liaison between Pico Macom and all of its Far East vendors by monitoring quality control of the products and assisting in new product development.

PRODUCT DEVELOPMENT

     Product development costs are expensed as incurred. Expenses allocated to product development for the years ended July 31, 1995, 1994 and 1993 totaled
approximately $977,000,   $545,000,  and $324,000, respectively.

COMPETITION AND PATENTS

     Equipment reliability, diversity of product lines, delivery requirements, price, customer service and technological competence are the major basis of competition in the television distribution equipment industries. The television distribution equipment industries are characterized by intense competition and technological changes. Many companies which provide equipment and services to these industries are substantially larger in size and in resources than the Company.

     Royalties received on a Company-owned patent were $257,000, $607,000, and $329,000 during fiscal 1995, 1994 and 1993, respectively. On February 14, 1995, the Company's patent for positive trapping systems expired resulting in the reduction of royalties for fiscal year 1995. The Company is awaiting the issuance of a patent for its new LNDA broadband amplifiers. However, patent
protection is not available for many of the Company's products.   Management
believes that its business is dependent upon marketing and product availability rather than patent protection.

WARRANTIES

     The Company warrants its Pay TV Security division products against faulty materials and workmanship for up to five years. Pico Macom warrants its products against faulty material and workmanship for two years for its electronic equipment and one year for its other products. The Company's warranties are limited to repair or replacement of the defective product. During the three years ended July 31, 1995, direct costs associated with the warranties have been minimal.

EMPLOYEES

     At July 31, 1995, the Company employed 365 persons of whom 33 were engaged in administration and accounting, 22 in engineering and quality control, 25 in sales and marketing, and the remainder in production, purchasing and shipping. None of the Company's employees are represented by labor unions.

GOVERNMENTAL REGULATION

     The Company's products are subject to Federal Communications Commission ("FCC") regulation. Certain of the Company's customers also are subject to regulation by the FCC and by state and local governmental authorities. The rules, regulations, policies and procedures of the FCC affecting the television distribution industry are constantly under review. The likelihood of changes in such regulation and its effect on the business of the Company cannot be ascertained.

     In October 1992, the U.S Congress enacted legislation to reregulate certain aspects of the U.S. cable television industry. As part of this legislation, the FCC mandated two separate rollbacks in subscriber rates totalling as much as 17% of the prior rates. This rate reduction adversely impacted the Company's sales of pay TV security devices during fiscal year 1994 as the system operators reduced their capital expenditure budgets to reflect their lowered revenues. During fiscal year 1995, the Company experienced an increase in demand for pay TV security devices as the system operators began to again order products.
While the Company anticipates that the FCC actions may lead to changes, such as mergers or acquisitions, in the cable industry, it is not yet possible to determine the full impact of this legislation. At this time, management does not believe that the FCC actions will have a long-term adverse impact on the Company's profitability.

     The Company's products are used by television distribution systems in foreign countries, especially in Latin America and Asia. Sales to Latin America are made directly by the Company or through U.S.-based distributors while sales to Asia are made through the Company's CATV division and through the Company's Hong Kong subsidiary, PPAL. Regulation of construction, technical character and operation of the television distribution system is controlled by each country's government. The Company cannot predict the impact on its sales due to changes in regulation or legislation by foreign governments.

                         TABLE OF COMPANY'S SUBSIDIARIES

-------------------------------------------------------------------------------
Name                   Jurisdiction of        Year              Active (A)
                       Incorporation          Incorporated      Inactive (I)

-------------------------------------------------------------------------------
Pico Macom, Inc.    Delaware                      1983               A (1)
-------------------------------------------------------------------------------
Pico Macom          Taiwan                        1987               A (3)
Taiwan Co. Ltd.
-------------------------------------------------------------------------------
Pico (St. Kitts)    St. Christopher               1983               A (2)
Ltd.                and Nevis
-------------------------------------------------------------------------------

Pico (Bermuda)      Bermuda                       1994               A (1)
Ltd.
-------------------------------------------------------------------------------
Pico Products       Hong Kong                     1994               A (4)
Asia Ltd.
-------------------------------------------------------------------------------
Pico (St.           St. Vincent and               1981               I (1)
Vincent) Ltd.       the Grenadines
-------------------------------------------------------------------------------
Pico Satellite,     Delaware                      1983               I (1)
Inc.
-------------------------------------------------------------------------------
Pico Cargo, Inc.    Delaware                      1983               I (1)

-------------------------------------------------------------------------------

Pico Korea, Ltd.    Korea                         1985               I (3)

-------------------------------------------------------------------------------

Notes:    (1)  Subsidiary of Pico Products, Inc.
          (2)  Subsidiary of Pico (St. Vincent) Ltd.
          (3)  Subsidiary of Pico Macom, Inc.
          (4)  Subsidiary of Pico (Bermuda) Limited.
          Ownership percentage in all cases exceeds 90%.



     At July 31, 1995, no operational activities were performed by the following subsidiaries: Pico (St. Vincent) Ltd., Pico Satellite, Inc., Pico Cargo, Inc. and Pico Korea, Ltd.

ITEM 2.   PROPERTIES

     The Company presently owns or leases an aggregate of approximately 84,000 square feet of office, production and warehouse space.

     Pico Macom leases 60,000 square feet of space in Lakeview Terrace, California which is used for corporate headquarters for Pico Products, Inc. and Pico Macom, Inc., final assembly of Pay TV Security division products and Pico Macom's administration, sales, engineering and distribution functions. The five-year facility lease expires in March 1996. The Company is currently reviewing its space requirement in preparation of renewing the existing lease or leasing another facility. The net annual rental for the current facility is approximately $360,000.

     The Company leases approximately 1,700 square feet for its CATV division sales office in East Syracuse, New York. The lease expires in October, 1998. The net annual rental is approximately $20,000. The Company also leases approximately 1,700 square feet of office space for the office of its chairman and chief executive officer in West Conshohocken, Pennsylvania. The lease expires in October, 2000. The net annual rent is approximately $43,000.

     Pico (St. Kitts) Limited, which manufactures components for the Company's CATV Security products, owns a 16,000 square foot building and the underlying ground lease located in Saint Christopher and Nevis, a country in the Caribbean. The net annual rental of the underlying ground lease is $570 through 2018.

     Pico Products Asia Limited leases approximately 2,400 square feet for an office facility in Hong Kong at an annual rental of approximately $44,000. The lease expires in July, 1997 with an option to extend the lease term for one additional year.

     Pico Macom Taiwan leases approximately 2,000 square feet for an office facility in Taipei, Taiwan at an annual rental of approximately $30,000. The lease expires in January 1996 and the Company anticipates renewing it at that time.

     Management believes that the above described properties are sufficient for the Company's present needs.

ITEM 3.   LEGAL PROCEEDINGS

     In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York initiated a lawsuit in the Supreme Court in the County of Onondaga, New York. The suit, which was amended in June 1992, alleges that Arcom had a paid-up license with respect to the

Company's patent for positive trapping systems, that Arcom is entitled to unspecified damages based on overpayment of royalty amounts, and that Arcom has incurred damages in excess of $250,000 as a result of a Company press release announcing termination of the license agreement. The suit also asserts that Arcom is entitled to punitive damages of $3,000,000. The Company responded by denying all liability and asserting certain common law and statutory defenses.

     In December 1993, in response to a summary judgment motion filed by the Company, the New York State Court rejected Arcom's claim that it had a paid-up license. Instead, the Court held that when Arcom "defaulted in making royalty payments on or about November 15, 1991, the license terminated by its own terms 30 days later as asserted by the Company in its termination letter dated January 13, 1992." Following the New York State Court's summary judgment decision, the Company initiated a patent infringement lawsuit against Arcom in the United States District Court for the Northern District of New York. In its suit, the Company asked the Federal Court to award it treble damages for willful infringement plus attorney's fees. The Company also filed a motion for a preliminary injunction against further infringement by Arcom. At a court hearing on February 15, 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through September 30, 1995 Arcom has made cash payments of $462,066 covering royalties through February 14, 1995. The Company has not included these amounts in income in any fiscal period but has recorded a current liability for $462,066 at July 31, 1995. In addition, Arcom posted an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction. In the event that the Company does not prevail on its infringement claims, the Company has agreed to refund all security payments made by Arcom.

     In July 1994, the Appellate Division, Fourth Department of the New York Supreme Court ruled that the interpretation of parts of the license agreement relating to Arcom's paid-up license claims involves questions of fact that must be resolved at trial. Management anticipates that a trial will be scheduled early in 1996. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

     The Company has provided all information requested by the EPA. The Information Request does not designate the Company as a potentially responsible party, nor has the EPA indicated the basis upon which it would designate the Company as a potentially responsible party. The Company is therefore unable to state whether there is any material likelihood for liability on its part, and, if there were to be any such liability, the basis of any sharing of such liability with others.

     The Company is involved, from time to time, in certain other legal actions arising in the normal course of business. Management believes that the outcome of other litigation will not have material adverse affect on the Company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                     PART II



ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The company's Common Shares are traded on the American Stock Exchange under the symbol "PPI". The following table sets forth, for the fiscal periods indicated, closing prices for the Common Shares on the American Stock Exchange as reported by the American Stock Exchange, Inc.



                                        High      Low
Fiscal Year Ended July 31, 1994:
     First Quarter....................  2 11/16   1  3/16
     Second Quarter...................  5         2  3/8
     Third Quarter....................  4  1/4    3  1/4
     Fourth Quarter...................  3 11/16   2  7/16

Fiscal Year Ended July 31, 1995:
     First Quarter....................  3 11/16   2  7/16
     Second Quarter...................  2 15/16   2  3/16
     Third Quarter....................  3  3/16   2  1/8
     Fourth Quarter...................  2  9/16   1 15/16

August 1, 1995 to September 30, 1995..  2  1/2    1  5/8


     As of September 30, 1995, there were approximately 2,300 holders of record of the Company's Common Shares.

     The Company has never paid a cash dividend on its Common Shares. The Company's Board of Directors currently intends to retain any future earnings for use in the Company's business. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following is selected consolidated financial data of the Company for the five fiscal years ended July 31, 1995. The selected consolidated financial data should be read in connection with the consolidated financial statements included as Item 8 of this Annual Report on Form 10-K.



(amounts in thousands,
 except per share data)                             FISCAL YEAR ENDED JULY 31,
                                     --------------------------------------------------------------------------
                                       1995               1994           1993           1992             1991
                                     --------          --------        --------        -------         --------
1)  STATEMENT OF OPERATIONS DATA:
Sales                                $33,367            $29,886        $23,740         $19,520         $16,073
Income (loss) from
  operations                         $   997            $   799        $  (225)        $     9         $(1,053)
Income (loss) from
  continuing operations              $   526            $   905        $  (277)        $     3         $(1,307)

Discontinued operations              $     -            $     -        $     -         $    64         $    13

Net income (loss)                    $   526            $   905        $  (277)        $    67         $(1,294)

Income (loss) from
  continuing operations per
  common and common
  equivalent share - primary
  and fully diluted                  $  0.12            $  0.21    $     (0.08)        $     -         $ (0.36)

Net income (loss) per
  common and common
  equivalent share - primary
  and fully diluted                  $  0.12            $  0.21        $ (0.08)        $  0.02         $ (0.36)

Weighted average common
  and equivalent shares
  outstanding - primary
  and fully diluted                    4,240              4,295          3,577           3,829           3,572

2)  BALANCE SHEET DATA:

Working capital                      $ 3,497            $ 3,151        $ 2,180         $ 1,849         $ 1,574

Total assets                         $17,633            $13,853        $11,592         $10,161         $ 9,958

Long-term debt                       $   279            $   632        $   732         $   392         $   707

Shareholders' equity                 $ 4,513            $ 3,961        $ 3,009         $ 3,285         $ 3,207


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES

     Sales for the fiscal year ended July 31, 1995 were $33.4 million compared to $29.9 million for the prior year, an increase of 12%. The sales increase for Pico Macom was approximately 12% due primarily to continued increasing demand for Satellite Master Antenna (SMATV) equipment and products by U.S.-based distributors for resale into South America. The sales increase for the CATV division was approximately 9% due primarily to increased industry demand for Pay TV encoders and decoders in both domestic and international markets during the third and fourth quarters of fiscal year 1995. The growth in sales of Pico Macom, the CATV division and the Company's St. Kitts operation resulted in a blended sales growth rate of 12% in fiscal year 1995. Management anticipates that sales will continue to grow during fiscal year 1996 due to increased availability of existing products, to the introduction of new products and to increased sales to customers in Asia.

     Sales for the fiscal year ended July 31, 1994 were $29.9 million compared to $23.7 million for the prior year, an increase of 26%. The sales increase for Pico Macom was approximately 21% due primarily to increasing demand for Satellite Master Antenna (SMATV) equipment and products by U.S.-based distributors for resale into South America. The sales increase for the CATV division was approximately 54% due primarily to increased industry demand for Pay TV encoders and decoders in both domestic and international markets and to increased product availability.

COST OF SALES

     Cost of sales for the year ending July 31, 1995 increased by approximately $2,430,000, or 11%, compared to the previous year. Cost of sales as a percentage of sales remained even at 76%. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. While the purchasing power of the U.S. dollar in the Far East fluctuated somewhat during fiscal year 1995 it did not materially affect the Company's profitability in fiscal year 1995. The cost of sales in future periods could be negatively impacted, if the purchasing power of the U.S. dollar weakens relative to the currencies of the countries which supply products to the Company.

     Cost of sales for the year ending July 31, 1994 increased by approximately $3,989,000, or 21%, compared to the previous year. However, cost of sales as a percentage of sales decreased by 3% (from 79% to 76%). The dollar increase in cost of sales was primarily attributable to the increase in sales volume. The decrease in cost of sales as a percentage of sales was primarily due to a decrease in unit manufacturing costs for Pay TV encoders and decoders as unit sales and production quantities increased for the year.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by approximately $853,000, or 14%, in fiscal year 1995 compared to the prior year. The primary reasons for the increase were increased investment in product development and expenditures related to development of new markets in Asia, and the opening of a new Asia regional office in Hong Kong. The Hong Kong regional office is in full operation. While product development expenses and marketing expenses in Asia continued into the fourth quarter at a rate consistent with the first nine months of the fiscal year, the Company experienced a reduction in patent amortization, legal and management incentive expenses compared to the previous year. Management anticipates that expenditures for product development and development of new markets in Asia will continue into the next fiscal year.

     Selling and administrative expenses increased by approximately $1,133,000, or 22%, in fiscal year 1994 compared to the prior year. The primary reasons for the increase were increased expenditures for product and market development, sales expenses, and administrative expenses to support the increased sales volume. Legal expenses decreased by approximately $565,000 in fiscal year 1994 compared to the previous year, as the majority of the Company's outstanding litigation had been settled in fiscal year 1993.

PRODUCT DEVELOPMENT

     Product development expenditures for fiscal years 1995, 1994, and 1993 were approximately $977,000, $545,000, and $324,000, respectively. These amounts are included in the selling and administrative expense totals mentioned previously. The product development efforts during fiscal year 1995 were concentrated on improving Pico Macom's product line to CATV industry features and levels of quality. Additionally, new products were developed for the CATV Division that incorporates 1 GHz capability in specialized RF filter products. Also, broadband amplifiers that support 1 GHz with two-way capabilities were designed and brought into production. Finally agile headend products, including modulator and demodulator products, were designed and put into field testing.

Management believes that in order to remain competitive in a constantly changing technological market place, the Company needs to maintain at least the current level of product development expenses.

OTHER INCOME

     Other income decreased by approximately $367,000, or 57%, for fiscal year 1995 compared to the prior year. The decrease was primarily related to decreased royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February, 1995.

     Other income increased by approximately $278,000, or 75%, for fiscal year 1994 compared to the prior year. The increase was primarily related to an increase in royalty payments due to increased sales volume by license holders of the Company's patent for positive encoding and decoding systems.

INTEREST EXPENSE

     Interest expense increased by approximately $170,000, or 31%, for fiscal year 1995 compared to the prior year. The increase was due primarily to higher borrowing levels on the Company's bank lines of credit to support the Company's working capital requirements, and due to several increases in the prime rate.

     Interest expense increased by approximately $120,000, or 28%, for fiscal year 1994 compared to the prior year. The increase was due primarily to higher borrowing levels on the Company's bank lines of credit to support the Company's working capital requirements, and due to several increases in the prime rate.

INCOME TAX PROVISION

     A provision for U.S. Federal and State alternative minimum tax has been established for Fiscal Year 1995. However, neither regular U.S. Federal and State income taxes nor foreign income taxes have been provided for Fiscal 1995, Fiscal 1994 or Fiscal 1993 due to the Company's U.S. Federal and State net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.

OTHER

     In fiscal year 1994, the Company's main manufacturing, sales, distribution and administration facility suffered damage during the January 17, 1994 Northridge earthquake. The Company's office, engineering and manufacturing areas were damaged primarily from broken high-pressure sprinkler pipes when a portion of the leased facility's roof collapsed. No employees were injured, and the Company's inventory and equipment were relatively undamaged. Normal operations were suspended for one week while the offices, engineering and a part of the manufacturing operations were moved to a section of the warehouse and temporary telephone, power and computer cables were installed. Normal operations resumed on January 24, 1994. Repairs to the damaged portion of the facility were completed in late May and the refurbished offices were reoccupied. Costs for repairs, replacements and extra expenses were covered by the Company's insurance policies, and the Company experienced no material adverse financial impact from the earthquake.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1995, the Company had working capital of approximately $3,497,000 and a ratio of current assets to current liabilities of approximately 1.27:1 compared with working capital of approximately $3,151,000 and a ratio of 1.34:1 as of July 31, 1994. During fiscal 1995 the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases to support the current and anticipated future sales levels.

     During the years ended July 31, 1995, 1994 and 1993, cash used for capital expenditures was approximately $221,000, $116,000 and $93,000, respectively. The Company financed approximately $250,000 for the acquisition of a new management information system during fiscal 1994. Capital expenditures for fiscal year 1996 are expected to be under $200,000.

     At July 31, 1995, Pico Macom had a $10,000,000 revolving bank line of credit, which provides for interest at the prime rate (8.75% at July 31, 1995) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases, and letters of credit for import purchases. The line is structured as a $10,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement. At July 31, 1995 Pico Macom had approximately $7,779,000 in revolving loans and approximately $46,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $725,000.

     The line of credit arrangement is subject to various terms and conditions, including but not limited to, tangible net worth, working capital and current ratio requirements; and certain restrictions on acquisitions, capital expenditures and payment of dividends or purchase of stock. The line of credit is subject to review and renewal on May 25, 1996. Management anticipates that the bank line of credit will be renewed. In the event that it were not renewed, the Company would seek alternative asset-based financing. Failure to obtain such financing would have a materially adverse affect on the Company's working capital requirements.

          Management believes that continued profitable operations along with the current credit arrangements will provide sufficient cash to fund the Company's operational needs for the next year. In the event that the Company could not maintain profitability or that its cash needs were significantly beyond its ability to generate cash internally, the Company would consider seeking alternative sources of cash, including, but not limited to, a public offering or a private placement. However, there can be no assurance that additional financing with favorable terms will be available if needed.

     Maintaining profitable operations is subject to various uncertainties including general economic conditions, favorable resolution of ongoing litigation, U.S. and foreign governmental regulations and the actions of actual and potential competitors and customers. The rapid changes occurring in the telecommunication industry could adversely affect short-term profitability as the cable television industry and certain of the Company's customers are impacted by the entry of significant competitors such as the regional telephone operating companies. In addition, continued changes in the regulatory climate could also adversely affect short-term profitability as the Company's customers are impacted by mandated rate reductions. Significant changes in technology could adversely affect the Company's current product mix and long-term profitability.

OTHER

IMPACT OF TECHNOLOGICAL OBSOLESCENCE

     The Company's products are subject to technological obsolescence as government regulations, competition or the nature of the television industry could require changes in the current product lines. The rapid changes in all sectors of the communications industry and the entry of new technology could significantly impact the sale of the Company's products. While management is not aware of any specific products, regulations or requirements that would create significant obsolescence in the next fiscal year, technological obsolescence could materially affect the operating results of the Company in any fiscal period.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced some increased costs of materials, supplies, salaries and benefits due to inflation. The Company attempts to pass on increased costs and expenses by increasing selling prices, when possible, and by developing more useful and economical products that can be sold at favorable profit margins.

FOREIGN OPERATIONS

     Because a substantial portion of the Company's products are purchased from vendors in Taiwan, China, Malaysia and Thailand (the "Far East"), the Company is subject to price increases imposed by those vendors to compensate for currency fluctuations. During fiscal years 1995 and 1994, the U.S. dollar generally maintained its purchasing power against the currencies of the countries from which the Company purchases most of its products. If the U.S. dollar were to weaken, the Company would consider setting price increases for its products. Continued weakening of the U.S. dollar could cause the Company to lose its competitive costing edge to U.S.-based manufacturers which could adversely affect operating results. Restrictive foreign government regulations or political instability could also materially affect the operating results of the Company. As discussed above, foreign economic and financial uncertainties could also materially affect sales levels to foreign customers which could materially affect the operating results of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
 Pico Products, Inc.:


We have audited the accompanying consolidated balance sheets of Pico Products, Inc. and its subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedule listed at Item 14a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pico Products, Inc. and its subsidiaries at July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Los Angeles, California

October 11, 1995

PICO PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS


                                                             July 31,
                                               --------------------------------
                                                    1995              1994
                                               ------------      --------------
ASSETS (Note C):

CURRENT ASSETS:
  Cash and cash equivalents                    $   501,525        $   441,609
  Accounts receivable (less allowance
     for doubtful accounts:  July 31, 1995,
     $290,000; July 31, 1994, $295,000)          5,892,338          4,417,712
  Inventories (Note B)                           9,760,164          7,170,944
  Prepaid expenses and other current
     assets                                        183,870            381,242
                                               -----------        -----------
     TOTAL CURRENT ASSETS                       16,337,897         12,411,507
                                               -----------        -----------

PROPERTY, PLANT AND EQUIPMENT
(Notes D and E):
  Buildings                                        217,255            217,255
  Leasehold improvements                           259,277            308,310
  Machinery and equipment                        2,428,605          3,043,880
                                               -----------        -----------
                                                 2,905,137          3,569,445


  Less accumulated depreciation
     and amortization                            2,121,382          2,774,336
                                               -----------        -----------
                                                   783,755            795,109
                                               -----------        -----------
OTHER ASSETS:
  Patents and licenses (less accumulated
     amortization:  July 31, 1995, $56,204;
     July 31, 1994, $1,170,757)
                                                   165,006            241,407
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization; July 31, 1995, $337,890;
     July 31, 1994, $308,850)                      239,545            268,585

  Deposits and other noncurrent assets             107,147            136,405
                                               -----------        -----------
                                                   511,698            646,397
                                               -----------        -----------
                                               $17,633,350        $13,853,013
                                               -----------        -----------
                                               -----------        -----------

See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                           July 31,
                                               ------------------------------
                                                   1995              1994
                                               -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note C)                       $ 7,778,655        $ 5,787,282
  Current portion of long-term debt
     (Note D)                                      362,239            101,547
  Accounts payable                               3,326,366          1,886,757
  Accrued expenses:
     Legal and accounting                           90,443            201,051
     Payroll and payroll taxes                     484,854            619,018
     Other accrued expenses                        336,450            261,214
  Other current liabilities (Note M)               462,066            403,699
                                               -----------        -----------
  TOTAL CURRENT LIABILITIES                     12,841,073          9,260,568
                                               -----------        -----------
LONG-TERM DEBT (Note D)                            278,820            631,654
                                               -----------        -----------
COMMITMENTS AND CONTINGENCIES                            -                  -
  (Notes E and M)

SHAREHOLDERS' EQUITY (Notes J and K):
  Preferred shares, $.01 par value;
     authorized 500,000 shares;
     no shares issued                                    -                  -
  Common shares, $.01 par value;
     authorized 15,000,000 shares;
     issued and outstanding 3,637,046
     shares at July 31, 1995 and 3,632,046
     shares at July 31, 1994                        36,370             36,320
  Additional paid-in capital                    21,565,255         21,561,555
  Accumulated deficit                          (17,010,269)       (17,535,970)
  Cumulative translation adjustment                (77,899)          (101,114)
                                               -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                       4,513,457          3,960,791
                                               -----------        -----------
                                               $17,633,350        $13,853,013
                                               -----------        -----------
                                               -----------        -----------

See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Year Ended July 31,
                                    -------------------------------------------
                                         1995            1994          1993
                                    -----------     -----------     -----------
SALES (Note I)                      $33,367,249     $29,886,482     $23,740,218
COST AND EXPENSES
  Cost of Sales                      25,225,052      22,795,447      18,806,590
  Selling and administrative
     expenses (Note H)                7,145,472       6,292,002       5,158,576
                                    -----------     -----------     ------------
TOTAL COSTS AND EXPENSES             32,370,524      29,087,449      23,965,166
                                    -----------     -----------     ------------

INCOME (LOSS) FROM OPERATIONS           996,725         799,033        (224,948)

OTHER INCOME (Note F)                   281,897         649,314         371,493
INTEREST EXPENSE                       (712,921)       (543,332)       (423,193)
                                    -----------     -----------     ------------
INCOME (LOSS)
  BEFORE INCOME TAXES                   565,701         905,015        (276,648)

INCOME TAX PROVISION (Note G)            40,000               -               -
                                    -----------     -----------     ------------
NET INCOME (LOSS)                   $   525,701     $   905,015     $  (276,648)
                                    -----------     -----------     ------------
                                    -----------     -----------     ------------
NET INCOME (LOSS) PER
  COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                        $      0.12      $     0.21     $     (0.08)
                                    -----------     -----------     ------------
                                    -----------     -----------     ------------
     Fully Diluted                  $      0.12      $     0.21     $     (0.08)
                                    -----------     -----------     ------------
                                    -----------     -----------     ------------
WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING:
     Primary                          4,240,241       4,294,784       3,577,246
                                    -----------     -----------     ------------
                                    -----------     -----------     ------------
     Fully Diluted                    4,240,241       4,294,784       3,577,246
                                    -----------     -----------     ------------
                                    -----------     -----------     ------------


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                      Number of    Common          Additional    Accumulated       Cumulative       Total
                      Common       Shares -        Paid-In       Deficit           Translation
                      Shares       Par Value       Capital                         Adjustment
-----------------------------------------------------------------------------------------------------------------
BALANCE,
 August 1, 1992       3,577,246       $35,772     $21,491,541     $(18,164,337)     $(77,683)      $3,285,293
-----------------------------------------------------------------------------------------------------------------
Cumulative
 translation
 adjustment                   -             -               -                -       (13,302)         (13,302)
Warrants
 issued
 under new
 financing                    -             -          14,063                -             -           14,063
Net loss                      -             -               -         (276,648)            -         (276,648)
-----------------------------------------------------------------------------------------------------------------
BALANCE
 July 31, 1993        3,577,246        35,772      21,505,604      (18,440,985)      (90,985)       3,009,406
-----------------------------------------------------------------------------------------------------------------
Cumulative
 translation
 adjustment                   -             -               -                -       (10,129)         (10,129)
Shares issued
 under stock
 incentive
 plans                   54,800           558          55,951                -             -           56,499
Net income                    -             -               -          905,015             -          905,015
-----------------------------------------------------------------------------------------------------------------
BALANCE
 July 31, 1994        3,632,046        36,320      21,561,555      (17,535,970)     (101,114)       3,960,791
-----------------------------------------------------------------------------------------------------------------
Cumulative
 translation
 adjustment                   -             -               -                -        23,215           23,215
Shares issued
 under stock
 incentive plans          5,000            50           3,700                -             -            3,750
Net income                    -             -               -          525,701             -          525,701
-----------------------------------------------------------------------------------------------------------------
BALANCE
 July 31, 1995        3,637,046       $36,370     $21,565,255     $(17,010,269)     $(77,899)      $4,513,457
-----------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended July 31,
                                               ---------------------------------------------------
                                                  1995                 1994              1993
                                               -----------          -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $   525,701           $  905,015       $  (276,648)

  Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:

     Depreciation and amortization                 370,176              536,269           441,596
     Provision for losses on
       accounts receivable                         142,897              246,602           108,479
     Provision for inventory
       obsolescence                                 91,200              184,515           112,278
     Net assets of discontinued
       operations                                        -                    -            52,091
     Changes in operating assets
       and liabilities:
       Accounts receivable                      (1,617,523)            (409,784)         (684,322)
       Inventories                              (2,657,205)          (2,251,036)       (1,162,759)
       Prepaid expenses and
         other current assets                      197,372             (138,509)          (46,854)
       Other assets                                 (3,591)             (54,922)           10,951
       Accounts payable                          1,439,609               38,205           491,922
       Accrued expenses                           (168,786)             306,865           318,890
       Other liabilities                            58,367              403,699                 -
                                                ------------          -----------       -----------
 NET CASH USED IN
     OPERATING ACTIVITIES                       (1,621,783)            (233,081)         (634,376)
                                               ------------          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                            (220,532)            (115,664)          (93,197)
                                               ------------          -----------       -----------

                                                         Continued on next page.

See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                           Year Ended July 31,
                                               --------------------------------------------------
                                                  1995                  1994             1993
                                               -------------        -----------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of
     credit agreements                         $ 1,991,373           $1,177,059        $  373,613
  Principal payments on long-term
     debt                                          (92,142)            (854,113)         (477,388)
  Change in restricted cash                              -              209,993            14,137
  Proceeds from exercise of stock
     options                                         3,000               48,000                 -
  Proceeds from private placement
     financings (Note D)                                 -                    -         1,000,000
  Private placement financing
     expenses (Note D)                                   -                    -          (106,807)
                                                ----------           ----------        -----------
  NET CASH PROVIDED BY
     FINANCING ACTIVITIES                        1,902,231              580,939           803,555
                                               -----------           ----------        -----------
  NET INCREASE IN CASH
     AND CASH EQUIVALENTS                           59,916              232,194            75,982

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                             441,609              209,415           133,433
                                               -----------           ----------        -----------
  CASH AND CASH EQUIVALENTS AT
     END OF YEAR                               $   501,525           $  441,609       $   209,415
                                               -----------           ----------        -----------
                                               -----------           ----------        -----------


                                         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


CASH PAID DURING THE YEAR FOR:                                     Year Ended July 31,
                                               --------------------------------------------------
                                                  1995                  1994              1993
                                               -----------           ----------        ----------
  Interest                                     $   681,803           $  529,605        $  411,592
                                               -----------           ----------        ----------
                                               -----------           ----------        ----------
  Income taxes                                 $    15,138           $        -        $        -
                                               -----------           ----------        ----------
                                               -----------           ----------        ----------

  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In fiscal 1994, the Company financed its new management information system, totaling $247,561.


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

INDUSTRY SEGMENT

     The Company's primary industry is the manufacturing and distribution of equipment and parts for the cable television (CATV) and satellite master antenna television (SMATV) markets.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.


CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the assets as follows:

               Buildings                     20 years
               Leasehold improvements   Term of lease
               Machinery and equipment  3 to 10 years

     During the fiscal year ended July 31, 1995, approximately $878,000 of cost and the related accumulated depreciation was removed from the accounting records for fully depreciated assets no longer in use.

     Repairs and maintenance costs not extending the useful life of the assets are expensed in the year incurred. Betterments are capitalized.

PATENTS AND LICENSES

     Patents and licenses are amortized on the straight-line method over the shorter of their estimated useful lives or the remaining lives of the patents and licenses which at July 31, 1995 represented 17 years.

EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

     The excess of the Company's purchase price of subsidiaries over the fair market value of net assets acquired is being amortized on the straight-line method over twenty years. The Company reviews the carrying value of all intangible assets on a regular basis, and if the undiscounted future cash flows are believed insufficient to recover the remaining carrying value of an intangible asset, the carrying value is written down to its estimated fair value in the period the impairment is identified.

REVENUE RECOGNITION

     Revenue from sale of products or services is recognized when goods are delivered or services performed. Revenue from interest and royalties is recognized at the amount received or expected to be received.

DEBT ISSUANCE COSTS

     Debt issuance costs are included in other noncurrent assets and are amortized over the term of the related debt.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.


INCOME (LOSS) PER SHARE

     Income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during each year, assuming exercise of dilutive outstanding stock options under the treasury stock method. For the year ended July 31, 1993, common stock equivalents relative to stock options were not included in the computations since their inclusion would be anti-dilutive.

CERTAIN RECLASSIFICATIONS

     The Company has made certain reclassifications to the 1994 and 1993 consolidated financial statements to conform to the classifications used in the 1995 consolidated financial statements.

B.   INVENTORIES

The composition of inventories was as follows:


                                           July 31,
                                 ---------------------------
                                     1995           1994
                                 ----------      -----------
          Raw materials          $3,350,435      $2,229,884
          Work in process           319,386          86,551
          Finished goods          6,090,343       4,854,509
                                 ----------      -----------
                                 $9,760,164      $7,170,944
                                 ----------      -----------
                                 ----------      -----------

C.   NOTES PAYABLE

     At July 31, 1995, the Company's Pico Macom, Inc. subsidiary had a $10,000,000 revolving bank line of credit with Marine Midland Business Loans, a member of the Hongkong Shanghai Banking Corporation Group, which provides for interest at the prime rate (8.75% at July 31, 1995 and 7.25% at July 31, 1994) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line of credit is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories.

     The line is structured as a $10,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement. At July 31, 1995, Pico Macom had $7,778,655 in revolving loans and $45,843 in letters of credit outstanding, and the unused portion of the borrowing base was $725,370.

     The line of credit arrangement is subject to various terms and conditions, including but not limited to, tangible net worth, working capital and current ratio requirements; and contains certain restrictions on acquisitions, capital expenditures and payment of dividends or purchases of stock. The line of credit is subject to review and renewal on May 25, 1996.

D.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                                               July 31,
                                                 -------------------------------
                                                     1995                 1994
                                                 -----------          ----------
Notes payable to Bermuda-based and Jersey-
  based investment funds, payable in equal
  installments in fiscal 1996 and 1997,
  with interest at 8.0%                          $  500,000           $ 500,000

Capital lease obligations (Note E)                  130,151             230,052

Other loans payable                                  10,908               8,770

Debt discount                                             -              (5,621)
                                                  ---------           ---------

                                                    641,059             733,201

Less current portion                                362,239             101,547
                                                  ---------           ---------
                                                 $  278,820          $  631,654
                                                  ---------           ---------
                                                  ---------           ---------

     On February 11, 1993, the Company completed private placement financings totaling $1,000,000. The financings consisted of three notes. The first note for $500,000 was a term loan payable over a 30-month period at an interest rate of 1.5% above the prime rate. This loan was paid in full in May 1994 with proceeds from Pico Macom's new bank line of credit (Note C). The second and third notes totaling $500,000 provide for interest at 8% and are payable in two equal installments in February 1996 and 1997. In connection with the financings, the Company issued warrants for 425,000 shares of its common stock, exercisable through fiscal year 1998 at $1.00 per share.

Long-term debt at July 31, 1995 is payable as follow:

     Year ending July 31, 1996                                         $362,239
     Year ending July 31, 1997                                          274,853
     Year ending July 31, 1998                                            2,799
     Year ending July 31, 1999                                            1,168
                                                                      ---------
                                                                       $641,059
                                                                      ---------
                                                                      ---------

E.   LEASE COMMITMENTS

     The Company leases manufacturing, computer and office equipment under lease agreements, some of which have been capitalized. These capitalized lease obligations are payable in monthly and quarterly installments through fiscal 1997 and have interest rates varying from

13% to 18%. The Company has included the cost of equipment under capital leases of $371,824 in property, plant and equipment at July 31, 1995 and 1994. Accumulated depreciation on such assets was $185,523 and $113,691 at July 31, 1995 and 1994, respectively.

     The Company also leases certain of its manufacturing and office facilities and equipment under operating lease agreements. Minimum rental commitments at July 31, 1995 for these leases are as follows:



                                                   Capital            Operating
                                                  ---------           ---------
     Year ending July 31, 1996                     $122,678            $399,051
     Year ending July 31, 1997                       22,603             135,401
     Year ending July 31, 1998                            -              83,454
     Year ending July 31, 1999                            -              49,838
     Year ending July 31, 2000                            -              44,465
     Thereafter                                           -              26,416
                                                  ---------           ---------
                                                    145,281            $738,625
     Less imputed interest                           15,130           ---------
                                                  ---------           ---------
                                                   $130,151
                                                  ---------
                                                  ---------

     Renewal options exist on certain of the operating leases for additional periods at increased rental rates. Total rental expense for the years ended July 31, 1995, 1994 and 1993 was $507,739, $461,656, and $453,016, respectively.
The Company is also required to pay real estate taxes and other occupancy costs of the facilities in addition to the above rentals.

F.   OTHER INCOME

     Other income consisted of the following:


                                         Year Ended July 31,
                          -------------------------------------------
                            1995            1994              1993
                          --------        --------          ---------
Royalty income            $256,657        $606,985          $328,553
Interest income             25,240          15,771            11,748
Miscellaneous income             -          26,558            31,192
                          --------        --------          --------
                          $281,897        $649,314          $371,493
                          --------        --------          --------
                          --------        --------          --------

On February 14, 1995, the Company's patent for positive trapping systems expired. Licenses issued for use of this patented technology generated the Company's royalty income. As of July 31, 1995, the Company has fully written off the patent's cost and the related accumulated amortization from its books and records.

G.   INCOME TAXES

     A reconciliation of the Company's income tax provision to that computed using the Federal statutory rate is as follows:


                                                     Year Ended July 31,
                                   ------------------------------------------------
                                      1995                  1994             1993
                                   ----------             ---------        --------
Federal tax (benefit)
  based on statutory tax rate      $ 198,000              $ 317,000        $(94,000)
Nontaxable foreign
  (income) loss                      139,000                (63,000)        (22,000)
Other                                 31,000                 20,000          12,000
Net operating loss
  carryforward (utilization)        (368,000)              (274,000)        104,000
Alternative minimum tax               40,000                      -               -
                                   ---------               --------        --------
                                   $  40,000              $       -        $      -
                                   ---------               --------        --------
                                   ---------               --------        --------


     At July 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14,965,000 which expire in varying amounts from the year 2000 through the year 2008. Additionally, the Company has federal tax credit carryforwards of approximately $530,000 which expire in varying amounts from the year 1996 through the year 2001.

     Neither U.S. nor foreign taxes have been provided on the cumulative undistributed foreign earnings, $973,000 at July 31, 1995, due to exemptions from foreign taxes, which expire in 1996, 1997 and 1998, and the intention of the Company to permanently reinvest earnings in the operations of foreign subsidiaries.

     The following represents the tax effects of significant items comprising the Company's deferred income taxes as of July 31, 1995 and 1994. The Company recognized a valuation allowance to offset the net deferred tax asset since the future benefit of these assets is not assured. The valuation allowance decreased $368,000 from the prior year primarily due to the use of net operating losses to offset current year taxable income.


                                                          July 31,
                                              -----------------------------
                                                    1995            1994
                                              -------------    ------------
     Deferred income tax liabilities:
       Differences between book and
          tax basis of property                            -     $    29,000
                                               --------------    ------------
     Deferred income tax assets:
       Differences between book and
          tax basis of property                  $    48,000            -
       Reserves not currently deductible             493,000         449,000
       Other                                          59,000          42,000
       Operating loss carryforwards                5,773,000       6,183,000
       Tax credit carryforwards                      530,000         626,000
                                                  ----------      ----------
                                                   6,903,000       7,300,000
                                                  ----------      ----------
     Net deferred items                            6,903,000       7,271,000

     Valuation allowance                          (6,903,000)     (7,271,000)
                                                 -----------     -----------
     Net deferred income taxes                   $       -0-     $       -0-
                                                 -----------     -----------
                                                 -----------     -----------

H.   PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed as incurred and are included as part of selling and administrative expenses. Expenses related to product development for the years ended July 31, 1995, 1994 and 1993 amounted to approximately $977,000, $545,000, and $324,000, respectively.

I.   SIGNIFICANT CUSTOMERS

     In fiscal 1995, 1994 and 1993 the Company's sales to one customer were approximately 20%, 16%, and 12%, respectively, of the Company's consolidated sales.

J.   STOCK INCENTIVE PLANS

     The Company has three stock incentive plans; the 1981 Non-Qualified Stock Option Plan (1981 Plan) amended in December, 1991; the 1982 Incentive Stock Option Plan (1982 Plan) adopted in April 1982; and the 1992 Incentive Stock Plan (1992 Plan), adopted in January, 1993 and amended in July, 1994. The 1981 Plan reserves 450,000 common shares for issuance, the 1982 Plan reserves 150,000 shares for issuance, and the 1992 Plan reserves 175,000 common shares for issuance. Each plan is administered by the board of directors, or a special committee thereof, which has the authority to determine the persons, the shares and the related terms and provisions of the incentives which may be granted.

     Under the 1981 Plan, the option exercise price may not be less than 80% of the fair market value of the shares at the date of grant. Under the 1982 Plan, the option exercise price may not be less than 100% (or 110% if the optionee owns 10% or more of the Company's outstanding voting securities) of the fair market value of the shares at the date of grant. Options under the 1981 Plan and the 1982 Plan may not be exercised more than five years and ten years, respectively, from the date of grant. The 1982 Plan provides limitations on the number of option shares which may be granted to officers and directors. In both plans, options become exercisable as specified in the option agreement, subject to the limitation that no option may be exercised within twelve months after the date it is granted. The 1982 Plan provides that no incentive stock options be granted after April 28, 1992.

     Under the 1992 Plan, incentive stock options ("ISO"), nonqualified stock options ("NSO"), stock appreciation rights ("Rights") and stock awards ("Awards") may be granted to eligible persons. The board of directors, or a committee thereof, determines the option prices and vesting periods for all options granted; however, options may not be exercised less than one nor more than ten years from the date of grant. The option exercise prices for ISO's must be at 100% of the fair market value of the shares at the date of grant to comply with tax regulations. The 1992 Plan specified that each director who is not also an employee of the Company or any of its affiliates would be awarded an annual grant of 5,000 NSO's at an option price equal to 80% of the fair market value on the date of grant. During fiscal year 1994, the board of directors amended the plan by reducing the annual grant to directors to 2,000 NSO's with option prices and vesting provisions consistent with all other plan options. During fiscal year 1994, the board of directors also determined that NSO's would be granted at 100% of the fair market value of the shares at the date of grant.

     Rights may be granted to holders of stock options outstanding under the 1981 Plan, the 1982 Plan, or the 1992 Plan, whereby the holder of such options, in exchange for the surrender of the options to the Company, will receive from the Company an amount equal to the excess of the fair market value of the related shares over the option price of the options surrendered. Awards may be granted to selected recipients, without payment therefore, as additional compensation for their services to the Company or its affiliates. Any awards will be subject to various terms and conditions as determined by the committee.

A summary of changes in shares under option for the Company's three stock incentive plans is as follows:


                                                        Year Ended July 31,
                                            -------------------------------------------------
                                                1995             1994                 1993
                                            ----------     -----------            -----------
Non Qualified Plan (1981):
--------------------------
  Outstanding at beginning of year            408,500          417,000               388,000
  Options granted                               6,500           31,500                44,000
  Options expired                                   -           (5,000)              (15,000)
  Options exercised                            (5,000)         (35,000)                    -
                                             --------       ----------           -----------
  Outstanding at end of year                  410,000          408,500               417,000
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Exercisable at end of year                  370,000          351,000               329,000
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Average exercise price of
     outstanding options                     $   0.83         $   0.80             $    0.74
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Average exercise price of
     exercisable options                     $   0.75         $   0.71              $   0.71
                                             --------       ----------           -----------
                                             --------       ----------           -----------
Incentive Plan (1982):
----------------------
  Outstanding at beginning of year             45,200           60,000                60,000
  Options granted                                   -                -                     -
  Options expired                                   -                -                     -
  Options exercised                                 -          (14,800)                    -
                                             --------       ----------           -----------
  Outstanding at end of year                   45,200           45,200                60,000
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Exercisable at end of year                   45,200           45,200                60,000
                                             --------       ----------           -----------
                                             --------       ----------           -----------

  Average exercise price of
     outstanding options                     $   0.31         $   0.31              $   0.47
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Average exercise price of
     exercisable options                     $   0.31         $   0.31              $   0.47
                                             --------       ----------           -----------
                                             --------       ----------           -----------

Stock Plan (1992)
-----------------
  (Nonqualified options)
  Outstanding at beginning of year             45,000           15,000                     -
  Options granted                              69,000           35,000                15,000
  Options expired                                   -                -                     -
  Options exercised                                 -           (5,000)                    -
                                             --------       ----------           -----------
  Outstanding at end of year                  114,000           45,000                15,000
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Exercisable at end of year                   28,000           10,000                     0
                                             --------       ----------           -----------
                                             --------       ----------           -----------

  Average exercise price of
     outstanding options                     $   2.29         $   1.16              $   1.00
                                             --------       ----------           -----------
                                             --------       ----------           -----------
  Average exercise price of
     exercisable options                     $   1.13         $   1.00                 $   -
                                             --------       ----------           -----------
                                             --------       ----------           -----------

K.   OTHER STOCK OPTIONS

     During fiscal year 1994, the board of directors issued nonqualified, nonplan options to two individuals. These options were issued in November 1993 and became exercisable in November 1994. A total of 30,000 options were issued at an average exercise price of $1.29 per share. The Company recognized compensation expense of $12,292 and $33,958 during fiscal year 1995 and fiscal year 1994, respectively, for the difference between the fair value of the stock options at the date of the grant and the exercise price of the options.

L.   RETIREMENT BENEFITS

     During fiscal year 1994, the Company established a defined contribution pension plan (under Internal Revenue Code Section 401(k)) covering substantially all of its U.S. -based employees with more than one year of service. Company contributions are determined at 50% of each employee's voluntary contribution (up to 6% of compensation) to the plan. The Company's contribution expense totaled $63,958 and $37,385 for the years ended July 31, 1995 and 1994, respectively.

M.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The majority of the SMATV equipment items sold by Pico Macom are manufactured under contract on an exclusive basis by one vendor in Taiwan. The Company is committed to purchase a minimum of approximately $5,375,000 from this vendor during fiscal year 1996.

Litigation

     In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York initiated a lawsuit in the Supreme Court in the County of Onondaga, New York. The suit, which was amended in June 1992, alleges that Arcom had a paid-up license with respect to the Company's patent for positive trapping systems, that Arcom is entitled to unspecified damages based on overpayment of royalty amounts, and that Arcom has incurred damages in excess of $250,000 as a result of a Company press release announcing termination of the license agreement. The suit also asserts that Arcom is entitled to punitive damages of $3,000,000. The Company responded by denying all liability and asserting certain common law and statutory defenses.

     In December 1993, in response to a summary judgment motion filed by the Company, the New York State Court rejected Arcom's claim that it had a paid-up license. Instead, the Court held that when Arcom "defaulted in making royalty payments on or about November 15, 1991, the license terminated by its own terms 30 days later as asserted by the Company in its termination letter dated January 13, 1992." Following the New York State Court's summary judgment decision, the Company initiated a patent infringement lawsuit against Arcom in the United States District Court for the Northern District of New York. In its suit, the Company asked the Federal Court to award it treble damages for willful infringement plus attorney's fees. The Company also filed a motion for a preliminary injunction against further infringement by Arcom. At a court hearing on February 15, 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through September 30, 1995 Arcom has made cash payments of $462,066 covering royalties through February 14, 1995. The Company has not included these amounts in income in any fiscal period but has recorded a current liability for $462,066 at July 31, 1995. In addition, Arcom posted an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction. In the event that the Company does not prevail on its infringement claims, the Company has agreed to refund all security payments made by Arcom.

     In July 1994, the Appellate Division, Fourth Department of the New York Supreme Court ruled that the interpretation of parts of the license agreement relating to Arcom's paid-up license claims involves questions of fact that must be resolved at trial. Management anticipates that a trial will be scheduled early in 1996. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

     The Company has provided all information requested by the EPA. The Information Request does not designate the Company as a potentially responsible party, nor has the EPA indicated the basis upon which it would designate the Company as a potentially responsible party. The Company is therefore unable to state whether there is any material likelihood for liability on its part, and, if there were to be any such liability, the basis of any sharing of such liability with others.

     The Company is involved, from time to time, in certain other legal actions arising in the normal course of business. Management believes that the outcome of other litigation will not have a material adverse affect on the Company's consolidated financial statements.

                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS


                                              Additions
                         Balance              charged to                        Balance
                         beginning            cost and                          end of
Description              of period            expenses         Deduction*       Period
-----------              ---------            ----------       ----------       --------
Fiscal Year Ended July 31, 1993:
  Allowance for
  doubtful accounts        $185,207           $108,479          $ 43,686         $250,000

Fiscal Year Ended July 31, 1994:
  Allowance for
  doubtful accounts        $250,000           $246,602          $201,602         $295,000

Fiscal Year Ended July 31, 1995:
  Allowance for
  doubtful accounts        $295,000           $142,897          $147,897         $290,000


* Write-off of uncollectible accounts receivable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1995 annual meeting of shareholders which will be filed prior to November 28, 1995.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1995 annual meeting of shareholders which will be filed prior to November 28, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1995 annual meeting of shareholders which will be filed prior to November 28, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1995 annual meeting of shareholders which will be filed prior to November 28, 1995.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following consolidated financial statements are included in
          Part II Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets as of July 31, 1995 and 1994

          Consolidated Statements of Operations for the Years Ended July 31, 1995, 1994 and 1993

          Consolidated Statements of Shareholders' Equity for the Years Ended
               July 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the Years Ended July 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

     2. The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements set forth in
          Part II Item 8:

          Valuation and Qualifying Accounts

          All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the consolidated financial statements or notes thereto.

     3.   See Index to Exhibits for a list of exhibits to this Annual
          Report.

(b)       REPORTS ON FORM 8-K.

          None

     (C)  INDEX TO EXHIBITS

      3(a)e Restated Articles of Incorporation of the Company, as amended on December 17, 1987

       (b)e By-Laws of the Company, as amended on December 17, 1987 and as currently in effect

      4(a)b    1981 Non-Qualified Stock Option Plan

       (b)a    1982 Incentive Stock Option Plan

       (c)i    1992 Incentive Stock Plan

       (d)j Warrant Certificates issued to Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, dated February 10, 1993

       (e)k Warrant Certificate issued to City National Bank, dated February 10, 1993

       (f)m    Amendment to 1992 Incentive Stock Plan

     10(a)f    The Company's product warranties

       (b)c Pico (St. Kitts) Limited lease on Pond Pasture Industrial Estate, Basseterre, St. Christopher and Nevis

       (c)d Pico Macom, Inc. lease on approximately 60,000 square feet of building at 12500 Foothill Blvd., Lakeview Terrace, California

       (d)g Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Blvd., Lakeview Terrace, California

       (e)e    Lease on office of Pico Macom Taiwan Co. Ltd.

       (f)g Exclusive Manufacturing Agreement between Pico Macom, Inc. and Good Mind Industries, dated April 26, 1989

       (g)h Employment Agreement between Pico Macom, Inc. and George M. Knapp, dated June 19, 1992

       (h)k Pico Products, Inc. 8% Subordinated Notes Payable to Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, dated February 10, 1993


     See page 48 for Key to Index for Exhibits.

       (i)k Amendment to Exclusive Manufacturing Agreement between Pico Macom, Inc. and Good Mind Industries (dated April 26, 1989) - amendment dated April 27, 1993

       (j)l Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994

       (k)n Employment Agreement between Pico Products, Inc. and Joseph T. Kingsley, dated January 1, 1995.

       (l)o Employment Agreement between Pico Macom, Inc. and Norman Reinhardt, dated March 22, 1995.

       (m)o Amendment to the Exclusive Manufacturing/Marketing Agreement between Pico Macom, Inc. and Goodmind Industries (dated April 26,
               1989) - amendment dated April 10, 1995.

       (n) Amendments to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendments dated April 27, 1995 and May 18, 1995.

       (o) Employment Agreement between Pico Products, Inc. and Everett T. Keech, dated September 22, 1995.

     11.1      Computation of Per Share Earnings.

     22(a)     Subsidiaries of the Company are listed in the Table at the end of
               Item 1

     24(a)     Independent Auditors' Consent

     27        Financial Data Schedule (included only in the EDGAR filing).


     See next page for Key to Index of Exhibits.

KEY TO INDEX OF EXHIBITS


     a Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 2-77439 and incorporated by reference.

     b Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-18, File No. 2-72318 and incorporated by reference.

     c Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1983 and incorporated by reference.

     d Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1985 and incorporated by reference.

     e Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1988 and incorporated by reference.

     f Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1990 and incorporated by reference.

     g Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1991 and incorporated by reference.

     h Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1992 and incorporated by reference.

     i Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1993 and incorporated by reference.

     j Previously filed as exhibits to Schedule 13D, dated February 16, 1993, filed by Standard Chartered Equitor Trustee CI Limited, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, and incorporated by reference.

     k Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1993 and incorporated by reference.

          l Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1994 and incorporated by reference.

          m Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1994 and incorporated by reference.

          n Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1995 and incorporated by reference.

          o Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April 30, 1995 and incorporated by reference.


     Copies of all exhibits incorporated by reference are available at no charge by written request to Assistant Corporate Secretary, Pico Products, Inc., 12500 Foothill Blvd., Lakeview Terrace, California 91342.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pico Products, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 12, 1995

PICO PRODUCTS, INC.

By:  /s/ Everett T. Keech               By:  /s/ Joseph T. Kingsley
     -------------------------------         -----------------------------
     Everett T. Keech                        Joseph T. Kingsley
     Chairman of the Board                   Principal Financial &
     (Principal Executive Officer)           Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pico Products, Inc. and in the capacities and on the dates indicated.



/s/ Everett T. Keech                         /s/ Charles G. Emley, Jr.
--------------------------------             ------------------------------
Everett T. Keech                             Charles G. Emley, Jr.
Chairman of the Board                        Director
October 12, 1995                             October 12, 1995



/s/ David Heenan                             /s/ George M. Knapp
--------------------------------             -------------------------------
David Heenan                                 George M. Knapp
Director                                     Director
October 12, 1995                             October 12, 1995



/s/ E.B. Leisenring, Jr.                     /s/ William W. Mauritz
-------------------------------              -------------------------------
E.B. Leisenring, Jr.                         William W. Mauritz
Director                                     Director
October 12, 1995                             October 12, 1995



/s/ J. Michael Sills
------------------------------
J. Michael Sills
Director
October 12, 1995

                                    FORM 10-K

                            YEAR ENDED JULY 31, 1995

                                    EXHIBITS


_______________________________________________________________________





10(n) Amendments to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendments dated April 27, 1995 and May 18, 1995.

10(o) Employment Agreement between Pico Products, Inc. and Everett T. Keech, dated September 22, 1995.

11.1      Computation of Per Share Earnings


24(a)     Independent Auditors' Consent

27        Financial Data Schedule (included only in the EDGAR filing).