Form 10-Q
period 1995-10-31
PICO PRODUCTS INC
filed 1995-12-14
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

       (Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   October 31 ,1995
                                      --------------------
                                  OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to ______

                         Commission File Number   1-8342
                                               _________

                               PICO PRODUCTS, INC.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                               15-0624701
------------------------------------         ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                              91342
----------------------------------------          -----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (818) 897-0028
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               YES    X                      NO
                    -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 8, 1995.

Common Stock, $0.01 par value                3,682,246
-----------------------------           --------------------
            Class                         Number of Shares

This report consists of 18 pages.

                               PICO PRODUCTS, INC.

INDEX



                                                            Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          October 31, 1995 and July 31, 1995                  3-4

          Condensed Consolidated Statements
          of Income - Three Months
          Ended October 31, 1995 and 1994                     5

          Condensed Consolidated Statements
          of Cash Flows - Three Months
          Ended October 31, 1995 and 1994                     6

          Notes to Condensed Consolidated Financial
          Statements                                          7-10

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition                                           11-13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                   14

Item 6.   Exhibits and Reports on Form 8-K                    14

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               PICO PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                   October 31,      July 31,
                                                      1995            1995
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                  $   251,126     $   501,525
       Accounts receivable (less allowance
          for doubtful accounts: October 31,
          1995, $290,000; July 31, 1995,
          $290,000)                                 5,338,471       5,892,338
       Inventories (Note 2)                        11,257,354       9,760,164
       Prepaid expenses and other current
          assets                                      222,283         183,870
                                                  -----------     -----------
          TOTAL CURRENT ASSETS                     17,069,234      16,337,897
                                                  -----------     -----------
PROPERTY, PLANT AND EQUIPMENT:

       Buildings                                      217,255         217,255
       Leasehold improvements                         337,540         259,277
       Machinery and equipment                      2,513,747       2,428,605
                                                  -----------     -----------
                                                    3,068,542       2,905,137
       Less accumulated depreciation
          and amortization                          2,186,384       2,121,382
                                                  -----------     -----------
                                                      882,158         783,755
                                                  -----------     -----------
     OTHER ASSETS:

       Patents and licenses (less accumulated
          amortization: October 31, 1995,
          $57,712; July 31, 1995, $56,204)            166,281         165,006
       Excess of cost over net assets of
          businesses acquired (less accumulated
          amortization:  October 31, 1995,
          $345,150; July 31, 1995, $337,890)          232,285         239,545
       Deposits and other noncurrent assets           102,474         107,147
                                                  -----------     -----------
                                                      501,040         511,698
                                                  -----------     -----------

                                                  $18,452,432     $17,633,350
                                                  -----------     -----------
                                                  -----------     -----------

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)
                                   (Unaudited)

                                                October 31,        July 31,
                                                   1995              1995
                                               ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
       Notes payable                           $ 7,822,348       $ 7,778,655
       Current portion of long-term debt           370,173           362,239
       Accounts payable                          3,972,132         3,326,366
       Accrued expenses:
         Legal and accounting                      122,298            90,443
         Payroll and payroll taxes                 578,707           484,854
         Other accrued expenses                    352,387           336,450
       Other current liabilities (Note 5)          462,066           462,066
                                               ------------      ------------

          TOTAL CURRENT LIABILITIES             13,680,111        12,841,073
                                               ------------      ------------

LONG-TERM DEBT                                     271,249           278,820
                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)                -                 -

SHAREHOLDERS' EQUITY:

       Preferred shares, $.01 par value;
         authorized 500,000 shares;
         no shares issued                             -                 -
       Common shares, $.01 par value;
         authorized 15,000,000 shares;
         issued and outstanding 3,682,246
         shares at October 31, 1995 and
         3,637,046 shares at July 31, 1995          36,822            36,370
       Additional paid-in capital               21,578,928        21,565,255
       Accumulated deficit                     (17,008,212)      (17,010,269)
       Cumulative translation adjustment          (106,466)          (77,899)
                                               ------------      ------------

          TOTAL SHAREHOLDERS' EQUITY             4,501,072         4,513,457
                                               ------------      ------------
                                               $18,452,432       $17,633,350
                                               ------------      ------------
                                               ------------      ------------

     See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)


                                                       Three Months Ended
                                                          October 31,
                                                  -----------------------
                                                      1995            1994
                                                  ------------    ------------
SALES                                             $ 8,373,962     $ 8,091,902

COSTS AND EXPENSES:
  Cost of sales                                     6,245,265       6,176,272
  Selling and administrative expenses               1,900,762       1,709,705
                                                  ------------    ------------
TOTAL COSTS AND EXPENSES                            8,146,027       7,885,977
                                                  ------------    ------------

INCOME FROM OPERATIONS                                227,935         205,925
                                                  ------------    ------------

OTHER INCOME (Note 3)                                   1,809         129,822

INTEREST EXPENSE                                     (227,687)       (152,843)


INCOME BEFORE INCOME TAXES                              2,057         182,904
                                                  ------------    ------------

INCOME TAX PROVISION (Note 4)                            -               -
                                                  ------------    ------------

NET INCOME                                        $     2,057     $   182,904
                                                  ------------    ------------
                                                  ------------    ------------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:

  Primary                                         $      0.00     $      0.04
                                                  ------------    ------------
                                                  ------------    ------------

  Fully diluted                                   $      0.00     $      0.04
                                                  ------------    ------------
                                                  ------------    ------------

WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING:

  Primary                                           4,136,917       4,313,172
                                                  ------------    ------------
                                                  ------------    ------------

  Fully diluted                                     4,136,917       4,313,172
                                                  ------------    ------------
                                                  ------------    ------------

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                        Three Months Ended
                                                           October 31,
                                                  ---------------------------
                                                      1995           1994
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     2,057    $   182,904
  Adjustments to reconcile net income
     to net cash provided (used) in
     operating activities:

     Depreciation and amortization                     82,675        108,293
     Changes in operating assets
       and liabilities                               (229,907)       633,147
                                                  ------------   ------------
NET CASH PROVIDED (USED) IN
  OPERATING ACTIVITIES                               (145,175)       924,344
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (163,405)       (36,830)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under a
     line of credit agreement                          43,693       (801,323)
  Principal payments on long-term debt                (30,729)       (24,099)
  Additional long-term debt financing                  31,092           -
  Proceeds from exercise of stock options              14,125           -
                                                  ------------   ------------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                           58,181       (825,422)
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (250,399)        62,092


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 501,525        441,609
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $   251,126    $   503,701
                                                  ------------   ------------
                                                  ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

  Interest                                        $   229,428    $   155,189
  Income taxes                                         22,050           -

See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1)  GENERAL

The Company's primary industry is the manufacturing and distribution of equipment and parts for the cable television (CATV) and satellite master antenna television (SMATV) markets. The accompanying unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of October 31, 1995, and the results of its operations and its cash flows for the three month periods ended October 31, 1995 and 1994. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

The results of operations for the interim periods shown in this Report are not necessarily indicative of the results to be expected for the fiscal year.

(2)  INVENTORIES

The composition of inventories was as follows:

                              October 31,           July 31,
                                  1995                1995
                              ------------        ------------
Raw materials                 $ 3,609,374         $ 3,350,435
Work in process                 1,093,217             319,386
Finished goods                  6,554,763           6,090,343
                              ------------        ------------

                              $11,257,354         $ 9,760,164
                              ------------        ------------
                              ------------        ------------

(3)  OTHER INCOME

Other income consisted of the following:

                              Three Months Ended
                                 October 31,
                              ------------------
                                1995      1994
                              --------  --------
Royalty income                $   -     $124,287
Interest income                  1,809     5,535
                              --------  --------
                              $  1,809  $129,822
                              --------  --------
                              --------  --------


(4)  INCOME TAXES

No provision for U.S. Federal and State income taxes nor foreign income taxes has been recorded for the three month periods ended October 31, 1995 and 1994 due to the Company's U.S. Federal and State net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.

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

In December 1993, in response to a summary judgment motion filed by the Company, the New York State Court rejected Arcom's claim that it had a paid-up license. Instead, the Court held that when Arcom "defaulted in making royalty payments on or about November 15, 1991, the license terminated by its own terms 30 days later as asserted by the Company in its termination letter dated January 13, 1992." Following the New York State Court's summary judgment decision, the Company initiated a patent infringement lawsuit against Arcom in the United States District Court for the Northern District of New York. In its suit, the Company asked the Federal Court to award it treble damages for willful infringement plus attorney's fees. The Company also filed a motion for a preliminary injunction against further infringement by Arcom. At a court hearing on February 15, 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through November 30, 1995 Arcom has made cash payments of $462,066 covering royalties through February 14, 1995. The Company has not included these amounts in income in any fiscal period but has recorded a current liability for $462,066 at October 31, 1995. In addition, Arcom posted an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction. In the event that the Company does not prevail on its infringement claims, the Company has agreed to refund all security payments made by Arcom.

In July 1994, the Appellate Division, Fourth Department of the New York Supreme Court ruled that the interpretation of parts of the license agreement relating to Arcom's paid-up license claims involves questions of fact that must be resolved at trial. A trial has been scheduled to begin in early January 1996. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

The Information Request related to the activities of the Company's Printed Circuit Board Division, which has sold to a third party in 1992, and which conducted operations within the specified area. Under the Agreement of Sale with the buyer, the Company retained liability for environmental obligations which occurred prior to the sale.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three month period ended October 31, 1995 with the operations for the three month period ended October 31, 1994, as shown by the unaudited condensed consolidated statements of operations included in this quarterly report.

RESULTS OF OPERATIONS

Sales increased by approximately $282,000, or 3%, for the fiscal quarter ended October 31, 1995 compared to the fiscal quarter ended October 31, 1994. The Company's Pico Macom subsidiary recorded a sales decrease of approximately 5% primarily due to a slowdown in demand for Satellite Master Antenna Television (SMATV) equipment and products in South America. The Company's CATV division recorded a sales increase of approximately 44% primarily due to increasing demand for television signal security products both internationally and domestically. Management anticipates that overall sales will continue to grow during the remainder of fiscal year 1996 due to increased availability of existing products, to the introduction of new products and to increased sales to customers in Asia and in South America.

Cost of sales increased by approximately $69,000, or 1%, for the fiscal quarter ended October 31, 1995 compared with the fiscal quarter ended October 31, 1994. Cost of sales as a percentage of sales decreased by 1% (from 76% to 75%) for the fiscal quarter ended October 31, 1995 versus the same fiscal quarter in the previous year. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. The 1% decrease in cost of sales as a percentage of sales was primarily due to the improved purchasing power of the U.S. dollar in the Far East which resulted in slight product cost reductions, and due to manufacturing cost improvements for the Company's CATV division security products.

Selling and administrative expenses increased by approximately $191,000, or 11%, for the fiscal quarter ended October 31, 1995 compared to the fiscal quarter ended October 31, 1994. The primary reasons for the increase in selling and administrative expenses were continuing increased investment in product development and expenditures related to development of new markets in Asia and to the Company's new regional office in Hong Kong. Management anticipates that this current level of selling and administrative expenses will continue throughout fiscal year 1996.

Other income decreased by approximately $128,000, or 99%, for the fiscal quarter ended October 31, 1995 compared to the fiscal quarter ended October 31, 1994. The decrease in other income was primarily due to the elimination of royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February 1995.

Interest expense increased by approximately $75,000, or 49%, for the fiscal quarter ended October 31, 1995 compared with the fiscal quarter ended October 31, 1994. The increase was primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements, and due to a higher prime rate during the fiscal quarter ended October 31 ,1995.

No provision for U.S. Federal and State income taxes nor foreign income taxes has been recorded for the three month periods ended October 31, 1995 and 1994 due to the Company's U.S. Federal and State net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1995, the Company had working capital of approximately $3,389,000 and a ratio of current assets to current liabilities of approximately 1.25:1, compared with working capital of approximately $3,497,000 and a ratio of 1.27:1 as of July 31, 1995. During the fiscal quarter ended October 31, 1995, the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases to support the current and anticipated future sales levels.

The Company's growth depends on its ability to supply a diverse line of products compatible with cable systems in the United States, Asia and South America. Further, as discussed earlier, the Company is investing resources in new product development. Inventory has increased due to sourcing of material for new products and stocking of completed units of new product coupled with a temporary slow down in new orders from South America.

During the fiscal quarters ended October 31, 1995 and 1994, cash used for capital expenditures was approximately $163,000 and $37,000 respectively. Capital expenditures for the remainder of fiscal year 1996 are expected to be under $100,000.

At October 31, 1995 Pico Macom had a $10,000,000 revolving bank line of credit which provides for interest at the prime rate (8.75% at October 31, 1995) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases, and letters of credit for import purchases. The line is structured as a $10,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement, which is subject to review and renewal on May 25, 1996. The credit facility is subject to certain financial tests and covenants. Management anticipates that the bank line of credit will be renewed. In the event that it were not renewed, the Company would seek alternative asset-based financing. Failure to obtain such financing would have a materially adverse affect on the Company's working capital requirements. At October 31, 1995, Pico Macom had approximately $7,822,000 in revolving loans and approximately $46,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $399,000.

In November 1995, the Company requested an amendment to its revolving bank line of credit to increase the borrowing limit against eligible inventories. The Company is in negotiations with its bank regarding this request.

Management believes that continued profitable operations along with the current credit arrangements, as amended by the above request, will provide sufficient cash to fund the Company's operational needs for the rest of fiscal year 1996. Should the Company identify opportunities that require cash beyond that generated internally or available from its credit line, the Company would seek to increase its current credit line. Alternatively, the Company would consider seeking other sources of cash, including, but not limited to, a public offering or a private placement. However, there can be no assurance that additional financing with favorable terms will be available if needed.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     10(p) Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Boulevard, Lakeview Terrace, California - amendment dated November 9, 1995.

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

                                   PICO PRODUCTS, INC.

                                   REGISTRANT


DATE:  December 8, 1995            Joseph T. Kingsley
                                   -----------------------------------
                                   Senior Vice President of Finance
                                   Chief Financial Officer

                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 31, 1995

                                    EXHIBITS





10(p) Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Boulevard, Lakeview Terrace, California 91342 - amendment dated November 9, 1995.

11.1      Computation of Per Share Earnings

27        Financial Data Schedule (included only in the EDGAR filing).

                            THIRD AMENDMENT OF LEASE



     THIS THIRD AMENDMENT OF LEASE ("Third Amendment") is made this 9th day of November, 1995, by and between Valley Properties, a California general partnership ("Lessor") and Pico Products, Inc. and Pico Macom, Inc. (collectively "Lessee").

     WHEREAS, the parties have heretofore entered into an Agreement of Lease ("Lease") dated July 30, 1985, and an amendment of lease executed August 16, 1985, covering the Premises commonly know as 12500 Foothill Boulevard, Lakeview Terrace, California (the "Premises"); and

     WHEREAS, the parties have heretofore entered into a further Amendment of Lease dated January 5, 1991 covering the same Premises; and

     WHEREAS, the parties hereto now desire to enter into this Third Amendment of Lease in order to further reflect the desires of the parties and keep the Lease and prior amendments thereto in full force and effect except as modified by this Third Amendment;

     NOW, THEREFORE, in consideration of the foregoing and of the mutual promises contained herein, the parties agree as follows:

     SECTION 1.05 LEASE TERM.

     The term of this Lease is extended by this Third Amendment from April 1, 1996, up to and including March 31, 1998 ("Second Extended Term").

     SECTION 1.13 RENT.

     Lessee shall pay Base Rent to Lessor during the entire Second Extended Term for the Premises in the amount of Thirty Thousand and No/100 Dollars ($30,000.00) per month.

     SECTION 15.04 OPTION TO EXTEND.

     The option to extend contained in the Amendment of Lease dated January 5, 1991 is cancelled in its entirety prior to any exercise of said option by Lessee.

     ADDITIONAL IMPROVEMENTS.

     Any additional improvements to the Premises to be made by Lessee shall be at Lessee's sole expense without any reduction or abatement of rent or contribution of any kind by Lessor. Any additional improvements or repairs to be made by Lessee must be approved in advance by the Lessor, consent to which will not be unreasonably withheld. The improvements or repairs must comply with all applicable laws and regulations, and Lessee will not allow them to result in any liens or encumbrances on the Premises.

     FUTURE COOPERATION.

     During the Second Extended Term, Lessee will, if reasonable and practicable without interference in the operations of its business, cooperate with Lessor's potential desires to divide the Premises into two smaller rentable spaces. Lessee will cooperate in Lessor's potential efforts to commence construction to accomplish this purpose before the expiration of the Second Extended Term. In such event, to the extent that Lessor requests this cooperation from Lessee, and if Lessee is required to vacate certain portions of the Premises in order to facilitate such construction, then Lessor will reduce Lessee's monthly rent under this Second Amendment at the rate of 50CENTS per square foot per month for the amount of space so vacated. Further, Lessor will reduce the allocation to the Lessee of property taxes, insurance and common maintenance pro rata with the amount of space so vacated. No other financial compensation, consideration or
abatements shall be granted to Lessee as part of such cooperation.   Lessor will
be responsible for paying any increase to utility or related types of expenses caused by such construction by Lessor.

     NO OTHER CHANGES.

     Except as modified by this Second Amendment, the Lease and all amendments thereto including this Second Amendment remain in full force and effect between the parties until the expiration of the Second Extended Term.

LESSOR:                                      LESSEE:
VALLEY PROPERTIES, a                         PICO PRODUCTS, INC.
California general partnership


                                             By:    Joseph T. Kingsley
                                                ------------------------------------------
By: Stewart Foreman                          Title: Senior V.P. Finance & Operations
   --------------------------------                ----------------------------------------
    Stewart Foreman, Partner
                                             PICO MACOM, INC.


                                             By:    Joseph T. Kingsley
                                                ------------------------------------------
By: Martin F. Witkin                         Title: Senior V.P. Finance
   --------------------------------                ---------------------------------------
    Martin F. Witkin, Partner



By: Roberta Ainciart                         Date:     November 9               , 1995
   --------------------------------               ------------------------------
    Roberta Ainciart, Partner



Date:     November 15              , 1995
     ------------------------------

EXHIBIT 11.1

                               PICO PRODUCTS, INC.
                        COMPUTATION OF PER SHARE EARNINGS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended
                                                         October 31,
                                                   ---------------------
                                                     1995         1994
                                                   --------     --------

Net income attributable
  to common stock                                  $      2          183

Net income used to compute
  fully diluted earnings
  per share                                        $      2     $    183
                                                   --------     --------
Primary earnings per share:

  Weighted average number
  of common shares outstanding                        3,652        3,632

  Dilutive effect of stock options
  and warrants after application
  of treasury stock method                              485          681
                                                   --------     --------
  Number of shares used to compute
  primary earnings per share                          4,137        4,313

Primary earnings per share                         $   0.00     $   0.04
                                                   --------     --------
                                                   --------     --------

Fully diluted earnings per share:

  Weighted average number
  of common shares outstanding                        3,652        3,632

  Dilutive effect of stock options
  and warrants after application
  of treasury stock method                              485          681
                                                   --------     --------

  Number of shares used to compute
  fully diluted earnings per share                    4,137        4,313

Fully diluted earnings per share                   $   0.00     $   0.04
                                                   --------     --------
                                                   --------     --------