Form 10-Q
period 1996-01-31
PICO PRODUCTS INC
filed 1996-03-15
CIK 352994

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

           (Mark One)
    ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   January 31 ,1996
                                           --------------------
                                          OR
    (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to
                                          ------    ------
                          Commission File Number   1-8342
                                                 -----------
                                 PICO PRODUCTS, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             NEW YORK                            15-0624701
--------------------------------            ---------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                        91342
-----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(818) 897-0028
                                                   --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

              YES    X                      NO
                    ---                          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 8, 1996.

Common Stock, $0.01 par value               3,692,246
-----------------------------         --------------------
            Class                       Number of Shares

This report consists of 22 pages.

                                 PICO PRODUCTS, INC.

                                        INDEX



                                                           Page No.
                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         January 31, 1996 and July 31, 1995                  3-4

         Condensed Consolidated Statements
         of Operations - Three and Six Months
         Ended January 31, 1996 and 1995                     5

         Condensed Consolidated Statements
         of Cash Flows - Six Months Ended
         January 31, 1996 and 1995                           6

         Notes to Condensed Consolidated Financial
         Statements                                          7-10

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                           11-14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                   15

Item 4.  Submission of Matters to a Vote of
         Security Holders                                    15

Item 6.  Exhibits and Reports on Form 8-K                    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PICO PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  January 31,      July 31,
                                                     1996            1995
                                                 ------------    ------------
    ASSETS

    CURRENT ASSETS:

      Cash and cash equivalents                  $   453,836     $   501,525
      Accounts receivable (less allowance
         for doubtful accounts: January 31,
         1996, $260,000; July 31, 1995,
         $290,000)                                 5,003,883       5,892,338
      Inventories (Note 2)                        11,582,153       9,760,164
      Prepaid expenses and other current
         assets                                      263,795         183,870
                                                 ------------    ------------
         TOTAL CURRENT ASSETS                     17,303,667      16,337,897
                                                 ------------    ------------

    PROPERTY, PLANT AND EQUIPMENT:

      Buildings                                      217,255         217,255
      Leasehold improvements                         337,540         259,277
      Machinery and equipment                      2,561,458       2,428,605
                                                 ------------    ------------
                                                   3,116,253       2,905,137
      Less accumulated depreciation
         and amortization                          2,265,848       2,121,382
                                                 ------------    ------------
                                                     850,405         783,755
                                                 ------------    ------------
    OTHER ASSETS:

      Patents and licenses (less accumulated
         amortization: January 31, 1996,
         $59,248; July 31, 1995, $56,204)            161,962         165,006
      Excess of cost over net assets of
         businesses acquired (less accumulated
         amortization:  January 31, 1996,
         $352,410; July 31, 1995, $337,890)          225,025         239,545
      Deposits and other noncurrent assets            98,219         107,147
                                                 ------------    ------------
                                                     485,206         511,698
                                                 ------------    ------------
                                                 $18,639,278     $17,633,350
                                                 ------------    ------------
                                                 ------------    ------------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)
                                     (Unaudited)

                                                   January 31,     July 31,
                                                      1996           1995
                                                 -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                  $  9,047,719   $   7,778,655
  Current portion of long-term debt  (Note 6)         339,624         362,239
  Accounts payable                                  3,248,293       3,326,366
  Accrued expenses:
    Legal and accounting                              150,351          90,443
    Payroll and payroll taxes                         383,217         484,854
    Other accrued expenses                            333,261         336,450
  Other current liabilities (Note 5)                  462,066         462,066
                                                 ------------   -------------

     TOTAL CURRENT LIABILITIES                     13,964,531      12,841,073
                                                 ------------   -------------

LONG-TERM DEBT                                        270,186         278,820
                                                 ------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 5)                   -              -

SHAREHOLDERS' EQUITY (Note 6):

  Preferred shares, $.01 par value;
    authorized 500,000 shares;
    no shares issued                                     -              -
  Common shares, $.01 par value;
    authorized 15,000,000 shares;
    issued and outstanding 3,692,246
    shares at January 31, 1996 and
    3,637,046 shares at July 31, 1995                  36,922          36,370
  Additional paid-in capital                       21,586,328      21,565,255
  Accumulated deficit                             (17,107,498)    (17,010,269)
  Cumulative translation adjustment                  (111,191)        (77,899)
                                                 ------------   -------------

     TOTAL SHAREHOLDERS' EQUITY                     4,404,561       4,513,457
                                                 ------------   -------------

                                                 $ 18,639,278   $  17,633,350
                                                 ------------   -------------
                                                 ------------   -------------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                      Three Months Ended           Six Months Ended
                                                          January 31,                  January 31,
                                                  ---------------------------  ---------------------------
                                                      1996          1995           1996           1995
                                                  -----------    -----------   ------------   ------------
SALES                                             $8,486,258     $8,007,041    $16,860,220    $16,098,943
COSTS AND EXPENSES:
  Cost of sales                                    6,364,732      6,077,534     12,609,997     12,253,806
  Selling and
     administrative
     expenses                                      1,985,431      1,744,164      3,886,193      3,453,869
                                                  -----------    -----------   ------------   ------------

TOTAL COSTS AND EXPENSES                           8,350,163      7,821,698     16,496,190     15,707,675
                                                  -----------    -----------   ------------   ------------

INCOME FROM OPERATIONS                               136,095        185,343        364,030        391,268

OTHER INCOME (Note 3)                                  3,081        121,077          4,890        250,899
INTEREST EXPENSE                                    (238,462)      (156,120)      (466,149)      (308,963)
                                                  -----------    -----------   ------------   ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                       (99,286)       150,300        (97,229)       333,204
                                                  -----------    -----------   ------------   ------------

INCOME TAX PROVISION
  (Note 4)                                              -              -              -             -
                                                  -----------    -----------   ------------   ------------

NET INCOME (LOSS)                                 $  (99,286)    $  150,300    $   (97,229)   $   333,204
                                                  -----------    -----------   ------------   ------------
                                                  -----------    -----------   ------------   ------------

NET INCOME (LOSS) PER
  COMMON AND COMMON
  EQUIVALENT SHARE:

  Primary                                         $    (0.03)    $     0.04    $     (0.03)   $      0.08
                                                  -----------    -----------   ------------   ------------
                                                  -----------    -----------   ------------   ------------

  Fully diluted                                   $    (0.03)    $     0.04     $    (0.03)   $      0.08
                                                  -----------    -----------   ------------   ------------
                                                  -----------    -----------   ------------   ------------

WEIGHTED AVERAGE COMMON
  AND EQUIVALENT SHARES
  OUTSTANDING:

  Primary                                          3,684,746      4,220,171      3,668,266       4,275,765
                                                  -----------    -----------   ------------   ------------
                                                  -----------    -----------   ------------   ------------

  Fully diluted                                    3,684,746      4,220,171      3,668,266      4,275,765
                                                  -----------    -----------   ------------   ------------
                                                  -----------    -----------   ------------   ------------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                  Six Months Ended
                                                     January 31,
                                            ----------------------------
                                                1996           1995
                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $   (97,229)   $   333,204
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    in operating activities:

    Depreciation and amortization               176,248        218,253
    Changes in operating assets
      and liabilities                        (1,173,532)         2,802
                                            -------------  -------------

NET CASH PROVIDED (USED) IN
  OPERATING ACTIVITIES                       (1,094,513)       554,259
                                            -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (211,116)      (145,085)
                                            -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under a
    line of credit agreement                  1,269,064       (526,515)
  Principal payments on long-term debt          (62,341)       (37,645)
  Additional long-term debt financing            31,092           -
  Proceeds from exercise of stock options        20,125          3,000
                                            -------------  -------------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                  1,257,940       (561,160)
                                            -------------  -------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                          (47,689)      (151,986)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           501,525        441,609
                                            -------------  -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $   453,836    $   289,623
                                            -------------  -------------
                                            -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

  Interest                                  $   460,452    $   303,329
  Income taxes                                   28,950           -


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1) GENERAL

The Company's primary industry is the manufacturing and distribution of equipment and parts for the cable television (CATV) and satellite master antenna television (SMATV) markets. The accompanying unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of January 31, 1996, and the results of its operations and its cash flows for the three and six month periods ended January 31, 1996 and 1995. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated.

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

(2) INVENTORIES

The composition of inventories was as follows:

                               January 31,          July 31,
                                  1996                1995
                              ------------        ------------
Raw materials                 $ 3,719,815         $ 3,350,435
Work in process                 1,013,845             319,386
Finished goods                  6,848,493           6,090,343
                              ------------        ------------

                              $11,582,153         $ 9,760,164
                              ------------        ------------
                              ------------        ------------

(3) OTHER INCOME

Other income consisted of the following:

                         Three Months Ended         Six Months Ended
                             January 31,               January 31,
                        ---------------------    --------------------
                          1996         1995        1996        1995
                        ---------   ---------    --------    --------
Royalty income          $   -       $114,854     $   -       $239,141
Interest income            3,081       6,223        4,890      11,758
                        --------    --------     --------    --------
                        $  3,081    $121,077     $  4,890    $250,899
                        --------    --------     --------    --------
                        --------    --------     --------    --------

(4) INCOME TAXES

No provision for U.S. Federal and state income taxes or foreign income taxes has been recorded for the three and six month periods ended January 31, 1996 and 1995 due to the Company's U.S. Federal and state net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.

(5) LITIGATION AND CONTINGENCIES

ARCOM LITIGATION

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

In December 1993, in response to a summary judgment motion filed by the Company, the New York State Court rejected Arcom's claim that it had a paid-up license. Instead, the Court held that when Arcom "defaulted in making royalty payments on or about November 15, 1991, the license terminated by its own terms 30 days later as asserted by the Company in its termination letter dated January 13, 1992." Following the New York State Court's summary judgment decision, the Company initiated a patent infringement lawsuit against Arcom in the United States District Court for the Northern District of New York. In its suit, the Company asked the Federal Court to award it treble damages for willful infringement plus attorney's fees. The Company also filed a motion for a preliminary injunction against further infringement by Arcom. At a court hearing on February 15, 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of products covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through February 29, 1996 Arcom has made cash payments of $462,066 covering royalties through February 14, 1995. The Company has not included these amounts in income in any fiscal period but has recorded a current liability for $462,066 at January 31, 1996. In addition, Arcom posted an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction. In the event that the Company does not prevail on its infringement claims, the Company has agreed to refund all security payments made by Arcom.

In July 1994, the Appellate Division, Fourth Department of the New York Supreme Court ruled that the interpretation of parts of the license agreement relating to Arcom's paid-up license claims involves questions of fact that must be resolved at trial. A trial was scheduled to begin in early January 1996 but due to court scheduling conflicts, has been postponed until April 1996. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

EPA INFORMATION REQUEST

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

The Information Request related to the activities of the Company's Printed Circuit Board Division, which conducted operations within the specified area, and was sold to a third party in 1992. Under the Agreement of Sale with the buyer, the Company retained liability for environmental obligations which occurred prior to the sale.

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

OTHER

The Company is involved, from time to time, in certain other legal actions arising in the normal course of business. Management believes that the outcome of other litigation will not have a material adverse effect on the Company's consolidated financial statements.

(6) DEBT CONVERSION TO EQUITY

In February 1993, the Company completed private placement financings totaling $1,000,000. The financings consisted of three notes. The first note for $500,000 was paid in full in May 1994. The second and third notes totaling $500,000 provide for interest at 8% and are payable in two equal installments in February 1996 and in February 1997. In connection with the financings, the Company issued warrants for 425,000 shares of its common stock, exercisable through fiscal year 1998 at $1.00 per share.

On February 28, 1996, the Company was notified by the holder of the two outstanding notes payable that they intend to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. The Company expects this transaction to be completed by the end of March 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three and six month periods ended January 31, 1996 with the operations for the three and six month periods ended January 31, 1995, as shown by the unaudited condensed consolidated statements of operations included in this quarterly report.

RESULTS OF OPERATIONS

Sales increased by approximately $761,000, or 5%, for the six months ended January 31, 1996 compared with the six months ended January 31, 1995, and sales increased by approximately $479,000, or 6%, for the fiscal quarter ended January 31, 1996 compared to the same period in the previous fiscal year. The Company's CATV division recorded sales increase of approximately 39% and 34%, respectively, for the six and three month periods ended January 31, 1996 compared to the same periods in the previous fiscal year. These increases were primarily due to increasing demand for television signal security products both internationally and domestically. The Company's Pico Macom subsidiary recorded sales decreases of approximately 3% and 1%, respectively, for the six and three month periods ended January 31, 1996, compared to the same periods of the previous fiscal year. These decreases resulted mainly from purchasing reductions by the major U.S. cable TV system operators (MSO's) in the wake of consolidation of cable system ownership, as well as a slowdown in orders from South America. The Company anticipates that orders from South America for the remainder of fiscal 1996 will be stronger.

Cost of sales increased by approximately $356,000, or 3%, for the six months ended January 31, 1996 compared with the six months ended January 31, 1995, and cost of sales increased by $287,000, or 5%, for the fiscal quarter ended January 31, 1996 compared with the same fiscal quarter in the previous year. Cost of sales as a percentage of sales decreased by 1% (from 76% to 75%) for the six and three month periods ended January 31, 1996 versus the same periods in the previous fiscal year. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. The 1% decrease in cost of sales as a percentage of sales was primarily due to the improved purchasing power of the U.S. dollar in the Far East which resulted in slight product cost reductions, and due to manufacturing cost improvements for the Company's CATV division security products.

Selling and administrative expenses increased by approximately $432,000, or 13%, for the six months ended January 31, 1996 compared to the six months ended January 31, 1995, and increased by approximately $241,000, or 14%, for the fiscal quarter ended January 31, 1996 compared to the same fiscal quarter of the previous year. The primary reasons for the increases in selling and administrative expenses were continuing increased investment in product development and expenditures related to development of new markets in Asia and to the Company's new regional office in Hong Kong. The Company's product development and Asian market development expenses increased for the six month period ended January 31, 1996 by over $260,000 and $375,000, respectively, compared to same period of the previous fiscal year. Management anticipates that this current level of selling and administrative expenses will continue throughout fiscal year 1996.

Other income decreased by approximately $246,000, or 98% for the six months ended January 31, 1996 compared to the six months ended January 31, 1995, and other income decreased by approximately $118,000, or 98%, for the fiscal quarter ended January 31, 1996 compared to the same fiscal quarter in the previous year. The decreases in other income were primarily due to the elimination of royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February 1995.

Interest expense increased by approximately $157,000, or 51%, for the six months ended January 31, 1996 compared with the six months ended January 31, 1995, and interest expense increased by approximately $82,000, or 53%, for the fiscal quarter ended January 31, 1996 compared with the same fiscal quarter of the previous year. The increases were primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements, and due to a higher prime rate during the six and three month periods ended January 31, 1996.

No provision for U.S. Federal and state income taxes or foreign income taxes has been recorded for the three and six month periods ended January 31, 1996 and 1995 due to the Company's U.S. Federal and state net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries.

The Company recorded a net loss in both the six and three month periods ended January 31, 1996 of approximately $97,000 and $99,000, respectively. Return to profitability is contingent upon a resurgence of demand in South America for the Company's products coupled with an increase in capital spending by the major U.S. cable TV system operators.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1996, the Company had working capital of approximately $3,339,000 and a ratio of current assets to current liabilities of approximately 1.24:1, compared with working capital of approximately $3,497,000 and a ratio of 1.27:1 as of July 31, 1995. During the six months ended January 31, 1996, the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases to support the Company's forecasted sales levels.

However, sales for the first six months of fiscal year 1996 have been lower than anticipated, resulting in higher inventory levels. This inventory investment has placed a strain on the Company's working capital position. The Company is working to reduce inventory levels through increased orders from South America, Asia and U.S. cable TV system operators, and through conversion of raw material and components for newly developed products into finished goods for shipment to customers.

During the six months ended January 31, 1996 and 1995, cash used for capital expenditures was approximately $211,000 and $145,000 respectively. Capital expenditures for the remainder of fiscal year 1996 are expected to be under $100,000.

In November 1995, Pico Macom requested an amendment to its revolving bank line of credit to increase the borrowing limit against eligible inventories. In December 1995, Pico Macom's bank increased the limit on its line of credit from $10,000,000 to $11,000,000, and increased the borrowing limit against eligible inventories from $4,500,000 to $5,500,000. The bank also extended the term of the line of credit from May 25, 1996 to December 31, 1996.

At January 31, 1996 Pico Macom had an $11,000,000 revolving bank line of credit which provides for interest at the prime rate (8.50% at January 31, 1996) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases, and letters of credit for import purchases. The line is structured as a $11,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement, which is subject to review and renewal on December 31, 1996. The credit facility is subject to certain financial tests and covenants.

Management anticipates that the bank line of credit will be renewed. In the event that it was not renewed, the Company would seek alternative asset-based financing. Failure to obtain such financing would have a materially adverse effect on the Company's working capital requirements. At January 31, 1996, Pico Macom had approximately $9,048,000 in revolving loans and approximately $94,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $100,000.

In February 1993, the Company completed private placement financings totaling $1,000,000. The financings consisted of three notes. The first note for $500,000 was paid in full in May 1994. The second and third notes totaling $500,000 provide for interest at 8% and are payable in two equal installments in February 1996 and in February 1997. In connection with the financings, the Company issued warrants for 425,000 shares of its common stock, exercisable through fiscal year 1998 at $1.00 per share.

On February 28, 1996, the Company was notified by the holder of the two outstanding notes payable that they intend to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. The Company expects this transaction to be completed by the end of March 1996.

Management believes that the current credit arrangements along with an inventory reduction program should provide sufficient cash to fund the Company's operations for the remainder of the fiscal year. Should the Company identify opportunities that require cash beyond that generated internally or available from its credit line, the Company would seek to increase its current credit line. Alternatively, the Company would consider seeking other sources of cash, including, but not limited to, a public offering or a private placement. However, there can be no assurance that additional financing with favorable terms will be available if needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 14, 1995, the Company held its 1995 annual meeting of shareholders. Management's nominees for director were elected by the following votes: Charles
G. Emley, Jr., 3,027,892 (275,029 withheld); David A. Heenan, 3,086,356 (216,565 withheld); Everett T. Keech, 3,027,492 (275,429 withheld); George M. Knapp, 3,086,456 (216,465 withheld); E.B. Leisenring, Jr., 3,088,456 (216,465 withheld); William W. Mauritz, 3,028,192 (274,729 withheld); J. Michael Sills, 3,087,436 (215,485 withheld). Management's proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent accountants for the fiscal year ending July 31, 1996, was approved by the following vote: 3,266,121 for; 24,800 against; and 12,000 abstentions. Management's proposal to amend the Company's 1981 Non-Qualified Stock Option Plan was approved by the following vote: 1,239,861 for; 886,502 against; and 38,382 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    4 (g)     Amendment to 1981 Non-Qualified Stock Option Plan.

    10(q) Amendment No. 3 to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendment dated December 20, 1995.

    11.1      Computation of Per Share Earnings.

    27        Financial Data Schedule (included only in the EDGAR filing).

(b) Reports on Form 8-K:

    Current report on Form 8-K dated December 29, 1995.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PICO PRODUCTS, INC.
                                          REGISTRANT


DATE:  March 12, 1996                     Joseph T. Kingsley
                                          -------------------------------------
                                          Senior Vice President of Finance
                                          Chief Financial Officer

                                      FORM 10-Q

                            QUARTER ENDED JANUARY 31, 1996

                                       EXHIBITS


4 (g)    Amendment to 1981 Non-Qualified Stock Option Plan.

10(q) Amendment No. 3 to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendment dated December 20, 1995.

11.1     Computation of Per Share Earnings

27       Financial Data Schedule (included only in the EDGAR filing).