Form 10-Q
period 1996-04-30
PICO PRODUCTS INC
filed 1996-06-11
CIK 352994

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

              (Mark One)
    ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     April 30, 1996
                                             ------------------------
                                          OR
    (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from         to
                                   -------     -------
                       Commission File Number   1-8342
                                              ---------

                                 PICO PRODUCTS, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               NEW YORK                                   15-0624701
- -------------------------------------     --------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                   91342
- -------------------------------------------------      -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (818) 897-0028
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

                         YES   X                          NO
                             ------                          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1996.

Common Stock, $0.01 par value                               4,000,146
- -----------------------------                          --------------------
            Class                                       Number of Shares

This report consists of 18 pages.

                                 PICO PRODUCTS, INC.

                                        INDEX


                                                              Page No.
                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         April 30, 1996 and July 31, 1995                       3-4

         Condensed Consolidated Statements
         of Operations - Three and Nine Months
         Ended April 30, 1996 and 1995                          5

         Condensed Consolidated Statements
         of Cash Flows - Nine Months Ended
         April 30, 1996 and 1995                                6-7

         Notes to Condensed Consolidated Financial
         Statements                                             8-11

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                              12-15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                      16

Item 6.  Exhibits and Reports on Form 8-K                       16

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                     April 30,      July 31,
                                                       1996           1995
                                                    ------------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $   534,720   $   501,525
  Accounts receivable (less allowance
    for doubtful accounts: April 30,
    1996, $280,000; July 31, 1995,
    $290,000)                                          5,800,286     5,892,338
  Inventories (Note 2)                                10,257,585     9,760,164
  Prepaid expenses and other current
    assets                                               220,442       183,870
                                                     -----------   -----------
    TOTAL CURRENT ASSETS                              16,813,033    16,337,897
                                                     -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
  Buildings                                              217,255       217,255
  Leasehold improvements                                 345,136       259,277
  Machinery and equipment                              2,553,546     2,428,605
                                                     -----------   -----------
                                                       3,115,937     2,905,137
  Less accumulated depreciation
    and amortization                                   2,321,925     2,121,382
                                                     -----------   -----------
                                                         794,012       783,755
                                                     -----------   -----------
OTHER ASSETS:
  Patents and licenses (less accumulated
    amortization: April 30, 1996,
    $60,686; July 31, 1995, $56,204)                     160,524       165,006
  Excess of cost over net assets of
    businesses acquired (less accumulated
    amortization:  April 30, 1996,
    $359,670; July 31, 1995, $337,890)                   217,765       239,545
  Deposits and other noncurrent assets                   161,249       107,147
                                                     -----------   -----------
                                                         539,538       511,698
                                                     -----------   -----------
                                                     $18,146,583   $17,633,350
                                                     ===========   ===========

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)
                                     (Unaudited)

                                                      April 30,      July 31,
                                                        1996           1995
                                                    ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6)                            $  9,480,537   $  7,778,655
  Current portion of long-term debt
  (Note 7)                                               308,232        362,239
  Accounts payable                                     2,421,352      3,326,366
  Accrued expenses:
    Legal and accounting                                 142,918         90,443
    Payroll and payroll taxes                            546,174        484,854
    Other accrued expenses                               308,231        336,450
  Other current liabilities (Note 5)                     462,066        462,066
                                                    ------------   ------------
    TOTAL CURRENT LIABILITIES                         13,669,510     12,841,073
                                                    ------------   ------------
LONG-TERM DEBT                                            19,861        278,820
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 5)                     -              -

SHAREHOLDERS' EQUITY (Note 7):
  Preferred shares, $.01 par value;
    authorized 500,000 shares;
    no shares issued                                       -              -
  Common shares, $.01 par value;
    authorized 15,000,000 shares;
    issued and outstanding 4,000,146
    shares at April 30, 1996 and
    3,637,046 shares at July 31, 1995                     40,001         36,370
  Additional paid-in capital                          21,953,999     21,565,255
  Stock subscription receivable                          (75,000)         -
  Accumulated deficit                                (17,354,094)   (17,010,269)
  Cumulative translation adjustment                     (107,694)       (77,899)
                                                    ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                         4,457,212      4,513,457
                                                    ------------   ------------
                                                    $ 18,146,583   $ 17,633,350
                                                    ============   ============

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                              Three Months Ended                                Nine Months Ended
                                                   April 30,                                         April 30,
                                    --------------------------------------           ---------------------------------------
                                        1996                     1995                     1996                     1995
                                    -------------           --------------           --------------           --------------
SALES                               $   9,125,971           $    7,790,384           $   25,986,191           $   23,889,327
COSTS AND EXPENSES:
  Cost of sales                         6,908,521                5,908,862               19,518,518               18,162,668
  Selling and
    administrative
    expenses                            2,228,527                1,642,426                6,114,720                5,096,295
                                    -------------           --------------           --------------           --------------
TOTAL COSTS AND EXPENSES                9,137,048                7,551,288               25,633,238               23,258,963
                                    -------------           --------------           --------------           --------------
INCOME (LOSS) FROM
  OPERATIONS                              (11,077)                 239,096                  352,953                  630,364
OTHER INCOME (Note 3)                       7,379                   24,829                   12,269                  275,728
INTEREST EXPENSE                         (242,898)                (181,129)                (709,047)                (490,092)
                                    -------------           --------------           --------------           --------------
INCOME (LOSS) BEFORE
  INCOME TAXES                           (246,596)                  82,796                 (343,825)                 416,000
                                    -------------           --------------           --------------           --------------
INCOME TAX PROVISION
  (Note 4)                                      -                   26,388                        -                   26,388
                                    -------------           --------------           --------------           --------------
NET INCOME (LOSS)                   $    (246,596)          $       56,408           $     (343,825)          $      389,612
                                    =============           ==============           ==============           ==============
NET INCOME (LOSS) PER
  COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary                           $       (0.06)          $         0.01           $        (0.09)          $         0.09
                                    =============           ==============           ==============           ==============
  Fully diluted                     $       (0.06)          $         0.01           $        (0.09)          $         0.09
                                    =============           ==============           ==============           ==============
WEIGHTED AVERAGE COMMON
  AND EQUIVALENT SHARES
  OUTSTANDING:
  Primary                               3,821,368                4,229,296                3,718,555                4,262,885
                                    =============           ==============           ==============           ==============
  Fully diluted                         3,821,368                4,229,296                3,718,555                4,262,885
                                    =============           ==============           ==============           ==============

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Nine Months Ended
                                                              April 30,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (343,825)  $   389,612
  Adjustments to reconcile net income
    (loss) to net cash used
    in operating activities:
    Depreciation and amortization                        272,132       296,122
    Changes in operating assets
    and liabilities                                   (1,355,953)     (791,149)
                                                     -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                 (1,427,646)     (105,415)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (203,708)     (170,334)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under a
    line of credit agreement                           1,701,882       454,490
  Principal payments on long-term debt                   (94,058)      (63,806)
  Proceeds from exercise of stock options                 56,725         3,000
                                                     -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,664,549       393,684
                                                     -----------   -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                    33,195       117,935

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    501,525       441,609
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $   534,720   $   559,544
                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Interest                                           $   703,927   $   476,070
  Income taxes                                            28,950        15,138

In October 1995 the Company financed the purchase of office equipment totaling approximately $31,000.

(Continued on next page)

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Continued)
                                     (Unaudited)

            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):

In March 1996 the holder of $250,000 of the Company's notes payable exercised 250,000 warrants to purchase common stock of the Company at $1.00 per share. The proceeds from the exercise of the warrants offset the payment due on the debt.

In April 1996 an officer of the Company exercised options to acquire 125,000 shares of the Company's common stock in exchange for a stock subscription note receivable.


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1) GENERAL

The Company's primary industry is the manufacturing and distribution of equipment and parts for the cable television (CATV) and satellite master antenna television (SMATV) markets. The accompanying unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of April 30, 1996, and the results of its operations and its cash flows for the three and nine month periods ended April 30, 1996 and 1995. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated.

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

(2) INVENTORIES

The composition of inventories was as follows:

                                                     April 30,      July 31,
                                                        1996          1995
                                                    ------------   -----------
Raw materials                                       $  3,374,620   $ 3,350,435
Work in process                                          753,176       319,386
Finished goods                                         6,129,789     6,090,343
                                                    ------------   -----------

                                                    $ 10,257,585   $ 9,760,164
                                                    ============   ===========

(3) OTHER INCOME

Other income consisted of the following:


                                               Three Months Ended                                Nine Months Ended
                                                   April 30,                                         April 30,
                                    --------------------------------------           ---------------------------------------
                                        1996                     1995                     1996                     1995
                                    -------------           --------------           --------------           --------------
Royalty income                      $       -               $       17,516           $        -               $      256,657
Interest income                             7,379                    7,313                   12,269                   19,071
                                    -------------           --------------           --------------           --------------
                                    $       7,379           $       24,829           $       12,269           $      275,728
                                    =============           ==============           ==============           ==============

(4) INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and nine month periods ended April 30, 1996 and 1995 due to the Company's U.S. Federal and state net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries. However, a provision for U.S. Federal and state alternative minimum tax was established for the three and nine month periods ended April 30, 1995.

(5) LITIGATION AND CONTINGENCIES

ARCOM LITIGATION

In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York, initiated a lawsuit in the New York Supreme Court, which, as amended, alleged that Arcom had a paid-up license with respect to the Company's patent for positive trapping systems and that Arcom was entitled to unspecified damages based on overpayment of royalty amounts. Arcom also claimed that it was entitled to compensatory damages in excess of $250,000, plus punitive damages of $3,000,000, as a result of a Company press release announcing termination of the license agreement. The Company initiated a patent infringement suit against Arcom in the United States District Court for the Northern District of New York, which sought treble damages for willful infringement plus attorneys fees.

In May, 1996, the Company and Arcom agreed to settle the foregoing lawsuits, pursuant to which all suits were terminated and dismissed with prejudice. As part of this agreement, the Company and Arcom, respectively, granted each other full releases from liability, the Company released certain deposits and other collateral provided to the Company by Arcom during the litigation, and the Company reimbursed Arcom approximately $70,000 for certain fees and expenses.

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

(6) DEBT COVENANT VIOLATION

At April 30, 1996, the Company was in technical violation of a financial covenant relating to Pico Macom's bank revolving line of credit. This covenant restricts the maximum advances to affiliates by Pico Macom. Pico Macom's bank has issued a waiver of this violation effective April 30, 1996. All other covenants relating to this line of credit were met as of April 30, 1996.

(7) DEBT CONVERSION TO EQUITY

In February 1993, the Company completed private placement financings totaling $1,000,000. The financings consisted of three notes. The first note for $500,000 was paid in full in May 1994. The second and third notes totaling $500,000 provide for interest at 8% and were payable in two equal installments in February 1996 and in February 1997. In connection with the financings, the Company issued warrants for 425,000 shares of its common stock, exercisable through fiscal year 1998 at $1.00 per share.

On February 28, 1996, the Company was notified by the holder of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed in March 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three and nine month periods ended April 30, 1996 with the operations for the three and nine month periods ended April 30, 1995, as shown by the unaudited condensed consolidated statements of operations included in this quarterly report.

RESULTS OF OPERATIONS

Sales increased by approximately $2,097,000, or 9%, for the nine months ended April 30, 1996 compared with the nine months ended April 30, 1995, and sales increased by approximately $1,336,000, or 17%, for the fiscal quarter ended April 30, 1996 compared to the same period in the previous fiscal year. The Company's CATV division recorded sales increases of approximately 37% and 34%, respectively, for the nine and three month periods ended April 30, 1996 compared to the same periods in the previous fiscal year. These increases were primarily due to increasing domestic and international demand for pay TV encoders and decoders. The Company's Pico Macom subsidiary recorded sales increases of approximately 2% and 12%, respectively, for the nine and three month periods ended April 30, 1996, compared to the same periods of the previous fiscal year. During the first half of fiscal 1996, the consolidation of several US multiple cable TV system operators (MSO's) and the investment by the MSO's in South America resulted in a temporary reduction in demand for the Company's products. Pico Macom sales for the first half of fiscal 1996 were affected by this reduction in purchasing. The increase in Pico Macom sales in the third quarter of fiscal 1996 compared to the same period of the previous fiscal year resulted from an upsurge in demand for product in both South America and in the US as cable TV system hardware demands returned to normal levels and in some cases exceeded normal requirements.

Cost of sales increased by approximately $1,356,000, or 8%, for the nine months ended April 30, 1996 compared with the nine months ended April 30, 1995, and cost of sales increased by $997,000, or 17%, for the fiscal quarter ended April 30, 1996 compared with the same fiscal quarter in the previous year. Cost of sales as a percentage of sales decreased by 1% (from 76% to 75%) for the nine month period ended April 30, 1996 versus the same period in the previous fiscal year. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. The 1% decrease in cost of sales as a percentage of sales for the nine month period was primarily due to the improved purchasing power of the U.S. dollar in the Far East which resulted in slight product cost reductions, and due to manufacturing cost improvements for the Company's CATV division security products.

Selling and administrative expenses increased by approximately $1,018,000, or 20%, for the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995, and increased by approximately $586,000, or 36%, for the fiscal quarter ended April 30, 1996 compared with the same fiscal quarter of the previous year. The primary reasons for the increases in selling and administrative expenses were continuing increased investment in product development and expenditures related to development of new markets in Asia and to the Company's new regional office in Hong Kong. For the nine month period ended April 30, 1996, the Company's product development expenses and Asian market development expenses increased by $330,000 and $557,000 respectively, when compared with the same period of the previous fiscal year. Management anticipates that this current level of selling and administrative expenses will continue throughout the remainder of fiscal year 1996.

Other income decreased by approximately $263,000, or 96% for the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995, and other income decreased by approximately $17,000, or 70%, for the fiscal quarter ended April 30, 1996 compared with the same fiscal quarter in the previous year. The decreases in other income were primarily due to the elimination of royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February 1995.

Interest expense increased by approximately $219,000, or 45%, for the nine months ended April 30, 1996 compared with the nine months ended April 30, 1995, and interest expense increased by approximately $62,000, or 34%, for the fiscal quarter ended April 30, 1996 compared with the same fiscal quarter of the previous year. The increases were primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements during the nine and three month periods ended April 30, 1996.

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and nine month periods ended April 30, 1996 and 1995 due to the Company's U.S. Federal and state net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries. However, a provision for U.S. Federal and state alternative minimum tax was established for the three and nine month periods ended April 30, 1995.

The Company recorded a net loss in both the nine and three month periods ended April 30, 1996 of approximately $344,000 and $247,000, respectively. The losses reflect a continued investment in product development and Asian market development expenses which are key to the future growth of the Company. Profitability in future periods is contingent upon acceptance of the new products in the market place, increased sales in Asia and South America and continued increases in capital spending by major U.S. cable TV system operators.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1996, the Company had working capital of approximately $3,144,000 and a ratio of current assets to current liabilities of approximately
1.23 to 1, compared with working capital of approximately $3,497,000 and a ratio of 1.27 to 1 as of July 31, 1995. During the nine months ended April 30, 1996, the Company recorded negative cash flow from operating activities primarily as a result of the loss from operations, increased inventory purchases to support the Company's forecasted sales levels, and reduction of accounts payable.

However, sales for the first nine months of fiscal year 1996 have been lower than anticipated, resulting in higher inventory levels. This inventory investment has placed a strain on the Company's working capital position. The Company has significantly reduced inventory levels through increased orders from South America, Asia and U.S. cable TV system operators, and through conversion of raw material and components for newly developed products into finished goods for shipment to customers.

During the nine months ended April 30, 1996 and 1995, cash used for capital expenditures was approximately $204,000 and $170,000 respectively. Capital expenditures for the remainder of fiscal year 1996 are expected to be under $100,000.

Pico Macom has an $11,000,000 revolving bank line of credit which is secured by accounts receivable and inventory. The line provides for interest at the prime rate (8.25% at April 30, 1996) plus 1.25%. In December 1995, the bank increased the line of credit from $10,000,000 to $11,000,000, increased the borrowing limit against eligible inventories from $4,500,000 to $5,500,000 and extended the term of the line of credit from May 25, 1996 to December 31, 1996. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement.
The credit facility is subject to certain financial tests and covenants.

At April 30, 1996, the Company was in technical violation of a financial covenant relating to Pico Macom's bank line of credit. This covenant restricts the maximum advances to affiliates by Pico Macom. Pico Macom's bank has issued a waiver of this violation effective April 30, 1996. All other covenants relating to this line of credit were met as of April 30, 1996.

Management anticipates that the bank line of credit will be renewed. Failure to obtain such financing would have a materially adverse effect on the Company's working capital requirements. In that event, the Company would seek alternative asset-based financing. At April 30, 1996, Pico Macom had approximately $9,481,000 in revolving loans and approximately $30,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $445,000.

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

On February 28, 1996, the Company was notified by the holder of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed by the end of March 1996.

Management believes that the current credit arrangements along with an inventory reduction program should provide sufficient cash to fund the Company's operations for the remainder of the fiscal year. Should the Company identify opportunities that require cash beyond that generated internally or available from its credit line, the Company would seek to increase its current credit line. Alternatively, the Company would consider seeking other sources of cash, including, but not limited to, a private placement or a public offering. However, there can be no assurance that additional financing with favorable terms will be available if needed.

Profitability of operations is subject to various uncertainties including general economic conditions and the actions of actual or potential competitors and customers. The Company's future depends on the growth of the cable TV market in the United States and internationally. In the United States, a number of factors could affect the future profitability of the Company, including changes in the regulatory climate for cable TV, changes in the competitive structure of the cable and telecommunications industries or changes in the technology base of the industry. Internationally, the Company's profitability depends on its ability to penetrate new markets in the face of competition from other United States and foreign companies.

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


                                       PICO PRODUCTS, INC.
                                       REGISTRANT



DATE:  June 5, 1996                              Joseph T. Kingsley
                                       -------------------------------------
                                       Senior Vice President of Finance
                                       Chief Financial Officer

                                      FORM 10-Q

                             QUARTER ENDED APRIL 30, 1996

                                       EXHIBITS

11.1     Computation of Per Share Earnings

27       Financial Data Schedule (included only in the EDGAR filing).