Form 10-K
period 1996-07-31
PICO PRODUCTS INC
filed 1996-10-29
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)

( X ) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended July 31, 1996.

                                       OR

(   )     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No Fee Required) for the transition period from
                          to               .
          ---------------    --------------

                          Commission File Number 1-8342

                               PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW YORK                           15-0624701
--------------------------------------------------------------------------------
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)               Identification No.)

    12500 Foothill Blvd., Lakeview Terrace, CA                91342
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number:     (818) 897-0028
                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
     Title of Each Class                                     on Which Registered
----------------------------                             -----------------------
Common Stock, par value $.01                             American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  YES   X      NO
                                               ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.  (   )

     The aggregate market value of the Registrant's Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the American Stock Exchange at September 20, 1996, was $7,431,899. Excluded from this value were shares held by officers and directors of the Registrant.

     The number of the Registrant's common shares outstanding at September 20, 1996, was 4,055,246.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the 1996 annual meeting of shareholders of the Registrant.

Index to Exhibits is at page 55.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Pico Products, Inc. was formed as a corporation in the State of New York on July 31, 1962. Pico and its subsidiaries (the "Company") design, manufacture and distribute products and systems for the pay TV and cable TV industry (CATV), broadband communications and other signal distribution markets. These other distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes. Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air," or broadcast, signals at a single source known as the "headend". The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business to business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products. Finally, the Company is pursuing development and introduction of broadband communications products that will support high speed internet transmissions with product development in process on cable modem related products and on diplexers used in both fiber-to-the-curb applications and network interface devices. A table listing the Company's subsidiaries is included at the end of Item 1.

BROADBAND COMMUNICATIONS INDUSTRY BACKGROUND

CABLE AND SATELLITE TECHNOLOGY

     There are currently five primary methods for the transmission, reception and distribution of TV signals. These include direct "off-air" transmission, cable TV, satellite master antenna TV or SMATV, MMDS or wireless TV, and DBS or direct broadcast satellite transmission. A brief description of each method is shown in the discussion which follows.

     The evolution of cable TV and SMATV has been made possible by the development of satellite communications. With a satellite, TV signals are transmitted up to a satellite located in geosynchronous orbit 22,400 miles above the equator. From the satellite, signals are retransmitted to a wide geographic reception area known as a signal "footprint". Many of these signals, and all of the premium programs such as HBO or CNN, are now encoded or scrambled. A special decoding device or descrambler is required to receive these signals. In a cable TV system, the satellite signals are received, processed and amplified by a cable "headend" located at the cable satellite reception site, before being sent along copper coaxial cable or fiber optic cable through a distribution system to individual subscribers. A small cable system may have several hundred subscribers with several miles of cable, while a large system may have hundreds of thousands of subscribers and thousands of miles of cable.

     A SMATV system is essentially a small cable system which has been configured for a single building or building complex such as an apartment building, hotel, hospital or school. Because it is designed to serve a single building complex and fewer subscribers, a SMATV system is significantly less expensive than a cable system. A SMATV system consists of headend and a distribution system to carry the TV signal through the building.

     A home satellite system, known as direct-to-home or DTH, consists of a dedicated dish antenna and a satellite receiver installed at every subscriber's house. In the past, DTH received a signal directly from a satellite normally using a large 12 foot dish antenna mounted near the house. However, a new version of DTH was introduced by Hughes in 1994, called DirecTV, which involves a dedicated Hughes Electronics satellite and direct microwave retransmission from the satellite to a small, 18-inch dish at the home. A number of other DTH competitors, including Primestar and Echostar, are now transmitting DTH signals and this market is expected to become very competitive.

     MMDS systems, known as a wireless cable, use a headend to receive and process both satellite and local off-air signals. The signals are then modulated and retransmitted at microwave frequencies to a microwave antenna and down converter at the subscriber's home. Wireless cable can also be used to transmit television signals to high-rise apartment buildings where the signals can then be received, processed through an SMATV headend and distributed through the building. The broadcast range of an MMDS system is strictly line-of-sight and reception depends on the terrain and the height of the microwave transmitting antenna.

     While cable TV has dominated the U.S. market, SMATV and MMDS have been the primary signal distribution approach in South America, the Middle East and Asia. In cities such as Sao Paulo and Rio de Janeiro, Brazil, most people live in apartment buildings and operators have found that the economics of SMATV or MMDS work much better than cable TV for initial installations. However, a number of cable systems are now being built. In China, cable is being rapidly developed in all major cities. In smaller cities there are plans to develop 3,000 new cable systems. Singapore is developing a state-of-the-art fiberoptic network which would integrate telecommunications and CATV. In Thailand, SMATV and wireless systems are currently being developed in Bangkok.

THE CABLE INDUSTRY

     Due to technological and regulatory changes, the traditional cable TV, or CATV, industry is undergoing a major transition. Competition in the form of DTH, MMDS, and SMATV have all enjoyed rapid growth partially at the expense of the CATV industry. DTH is currently growing at levels never envisioned by the CATV experts, and each new DTH customer represents the potential loss of a cable customer. Furthermore, as the regulatory barriers are removed and as digital compression technologies become more cost effective, the Regional Bell operating companies (RBOC's) are seeking opportunities to offer video, information services, and data services to consumers while they protect their local telephony business.

     CATV companies, while facing new and strong competition, are making plans to offer telephone services. Additionally, due to the inherent large amount of bandwidth that CATV systems provide, expanding existing services and delivering large amounts of high speed data to the home can be offered by CATV companies.

     Technological advances in the broadband communications industry now allow for the delivery of a tremendous amount of information to a consumer's home. In the traditional analog environment, one (1) TV channel requires 6 Mhz of bandwidth. Due to digital compression, it is now possible to transmit in excess of 6 TV channels in the same 6 Mhz bandwidth. Furthermore, when digital technology is used, data services (especially access to the Internet) can be transmitted via the CATV network at speeds of 6 to 10 megabits per second, far faster than the 56 kilobit speed of the RBOC's existing twisted pair wiring used for telephone service.

     This combination of technological advances and the removal of regulatory barriers has created substantial opportunities to provide both CATV and RBOC companies products and services in support of delivering large amounts of digital data to the home. With more bandwidth available, more TV services can be offered. With increased bandwidth highly specialized programming can be targeted and offered to specific categories of customers. Additionally, telephony services can be provided by CATV operators and partnerships are being formed among cable companies, long-distance carriers, and RBOC's with alliances to offer telephony services where they have traditionally been prohibited. Finally, creating more bandwidth to the home for Internet connections will allow the Internet to sustain higher growth than it has enjoyed during the last two years.

TRENDS IN THE TELECOMMUNICATIONS INDUSTRY

     The recent passage of sweeping legislation to deregulate the telecommunications industry is having a major impact on both the telecommunication and cable industries. The immediate result has been the creation of numerous new partnerships and alliances among companies in the telecommunications, cable TV, cable electronics, computer and programming industries. While the "convergence" of those industries is in an early stage of evolution, a number of major investment commitments have been made, such as the purchase of Continental Cablevision by a division of US West (a RBOC).

     Deregulation has important implications for the cable TV industry. This in turn presents major potential new opportunities for the Company in the U.S. In addition, the rapid evolution of the "information highway" is transforming broadband communications in the U.S. The information highway is an open network which permits interactive access to data and information. The highway provides a vast capability to connect users through the Internet, using fiber optic and copper cable links. In the future, this interconnection will also incorporate new wireless and microwave links for both video and data communications. The major technological change that will result is the wide availability of broadband communications involving high-speed digital data transmissions. This will permit the transmission of very large amounts of data at very high speeds over all segments of the network and is making possible, not only video and data links between government agencies, schools, libraries, and research facilities, but also links between businesses and individuals.

     It is becoming clear that new technology developments are concentrated on the development of an interactive link with the consumer's home. Within five to ten years, the television set and cable TV converter box will be replaced by smart telecommunications computer systems which will provide interactive access to movies, data, home shopping, video games, video telephone, and teleconferencing, as well as hundreds of channels of television programming. Prototype interactive systems are now operational in Florida and California. Additionally, links to personal computers in consumers' homes will allow direct transmission of high volumes of information to consumers.

     The cost to provide connections and hardware to all U.S. households is estimated to be at least $3,000 per household. Assuming a total of 90 million U.S. households, the total cost to implement the new technology could approach $300 billion. The requirement for vast capital expenditures means that only the best capitalized companies, such as the RBOC's, or the largest cable companies can afford to make this investment. However, the pace of new investment in new technology will be determined by the willingness of consumers to pay for new information or interactive services.

PICO MACOM INC.

     The Company's Pico Macom, Inc. (PMI) subsidiary, located in Lakeview Terrace, California, sells broadband systems and hardware components, cable TV accessories and passive radio frequency products primarily to the CATV, SMATV, MMDS and DTH industry and related markets. Broadband systems include active headend electronics, such as satellite receivers, signal processors, modulators and amplifiers. PMI's headend products are manufactured under contract on an exclusive basis by one principal subcontractor with facilities in Taiwan and China.

     Passive products include splitters, connectors, switches and couplers for coaxial cable installation. Passive products are produced to Pico's specifications by a number of subcontract manufacturers in Taiwan. PMI maintains tight quality control supervision of these manufacturers through on-site inspections by Pico Macom Taiwan employees in the Far East.

     Products for the U.S. market are shipped to PMI's warehouse in California. In some cases, there is additional assembly and tuning or testing of products before shipment. Pico Macom employs 100 people in Lakeview Terrace, California and Pico Macom Taiwan employs 6 people in Taiwan who maintain a quality assurance program for the Taiwan subcontractors.

     The primary business focus for PMI has been on the development and positioning of its line of headend equipment and 1 GHz product lines. Engineering and production efforts have upgraded various products to ensure that they meet all U.S. regulatory requirements. In addition, the engineering staff has been increased significantly in the last 3 years. As the technical needs of the CATV, SMATV and MMDS industries have grown, PMI's product line has been improved through the use of surface mount technology and computer aided design. Engineering design and product development are done in the U.S. Independent testing and evaluation is completed prior to the introduction of new products. The engineering efforts have resulted in improved quality and features to the point where PMI has been able to introduce low-cost, high-performance products for use by CATV operators.

     The second segment of Pico's domestic market is signal distribution systems which use passive components such as splitters, taps and connectors. Private cable TV operators purchase passive components which are used to wire multiple dwelling units. CATV operators purchase passive components through distributors who buy directly from PMI.

     Pico Macom sells over 500 different products at prices ranging from under $1 for most passive components to over $20,000 for a complete multiple channel SMATV headend. Products are sold to over 800 distributors, dealers and OEM manufacturers located primarily in the United States. Sales are also made to customers in Canada, Mexico, Central and South America, Europe, the Middle East, and Asia. Sales are primarily made through telemarketing efforts conducted from the Company's Lakeview Terrace, California, facility with some direct sales to major distributors and OEM accounts. PMI currently uses industry trade shows and targeted advertising to market its products.

     Sales by Pico Macom represented 76%, 83%, and 83% of the Company's consolidated sales for the fiscal years ended July 31, 1996, 1995 and 1994, respectively. For the fiscal year ended July 31, 1996 approximately 68% of Pico Macom's sales revenue was from sales to the television distribution equipment industry, primarily SMATV systems; the remaining 32% of Pico Macom's sales revenue was from sales to CATV systems distributors and OEM accounts.

PAY TV SECURITY (CATV) DIVISION

     The Company's Pay TV Security (CATV) division designs, manufactures and sells Pay TV security products for the cable TV industry. These devices include both negative filters, as well as positive encoders and filters. In the industry, these are known as "traps". Single channel negative traps block out an entire channel of a pay service, such as HBO, so that it cannot be viewed by a non-subscriber. Single channel positive trapping systems use an encoder to "scramble" a video signal on a pay channel. Installation of a positive trap by the cable operator allows the subscriber to view the premium channel. Non-subscribers will only see a scrambled picture.

     The CATV division has been making Pay TV security products since HBO introduced its premium service in 1975. Following a product quality problem in 1988, Pico developed and introduced its PT (Perfect Trap) line of products. This hermetically sealed product line has two distinct advantages over previous technologies. The first advantage is highly accurate temperature compensation which allows the device to operate over a temperature range of -40 degrees to +60 degrees Celsius in the harshest of environments. The second advantage is the sealing method used in the device which eliminates any water or water vapor migration into the trap.

     The CATV division also markets a variety of tier traps that block out an entire tier or group of channels. Business has recently expanded as the result of new government regulations. These devices can be used to defeat signal theft by blocking access to groups of premium channels when theft of service is suspected.

     The CATV division currently employs over 250 persons, primarily in manufacturing. In Lakeview Terrace there are 35 hourly manufacturing employees and approximately 215 employees in St. Kitts. A sales staff of seven persons is located in East Syracuse, New York. Engineering for the division is done at the Company's Lakeview Terrace facility.

     Sales by the Company's CATV division represented 21%, 17% and 17% of the Company's consolidated sales for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

     The primary market for CATV division products is the cable television or CATV industry in the U.S., although sales of traps to Taiwan and South America have increased significantly during the past two years. The major customers are the U.S. multiple system operators (MSO's) such as Adelphia, Comcast, Continental, Cox, Time Warner, and TCI. The top 25 MSO's constitute about 80% of the potential market. Sales are made primarily through direct sales to MSO's with telemarketing backup from a sales office in East Syracuse, New York. Product shipments are made from Pico Macom's distribution center in Lakeview Terrace, California.

     Positive trapping systems are very cost-effective and are widely used in over half of the cable systems in the U.S. In the past two years, a major market has began to emerge in Asia where positive traps offer a low cost alternative to cable system set-top boxes.

     The CATV industry estimates that the current market for traps in the United States is approximately 1 million units per month. Positive and negative traps typically sell for a unit price of around $3.50, while tier trap unit prices range from $5.00 to $9.95. Accessory products range from a few cents to a few dollars per item and encoders sell for between $250 and $300 depending on the channel configuration required. At an average selling price of $4.00 per unit, the annual market is approximately $50 million.

     The international market for Pay TV security products is in its early growth as both cable TV and premium services are developing in the different countries. The Company's CATV division is shipping product to South America, the Middle East and Asia. The Company is continuing to develop relationships for the distribution of its products in these emerging markets.

FOREIGN OPERATIONS

     In addition to Pico Macom Taiwan discussed above, the Company owns and operates a manufacturing facility on the island of St. Kitts (St. Christopher and Nevis) in the Caribbean. Pico (St. Kitts) Limited assembles the circuit boards for the positive, negative and tier traps sold by the Pay TV Security division. During fiscal year 1994 the Company established two wholly owned subsidiaries, Pico (Bermuda) Limited and Pico Products Asia Limited (PPAL).

     PPAL opened an office in Hong Kong in September 1995, to provide sales technical support for Hong Kong, China, Taiwan, the Philippines, and South Korea. The Hong Kong office also includes a warehouse and distribution center for products sourced from Taiwan.

     The Company opened an office in Thailand in October 1995, and is establishing a Thai subsidiary, Pico Siam Company Limited. Pico Siam will concentrate on equipment distribution and technical assistance in the redesign and rewiring of existing cable and SMATV installations. Pico Siam is also prepared to set up distributors in Vietnam, Cambodia and Laos.

     At July 31, 1996 the assets located outside the United States constituted less than 10% of the Company's total assets and the revenues and operating expenses attributable to the Company's foreign operations were also less than 10% of the Company's revenues and expenses.

SALES AND MARKETING

     At July 31, 1996, 1995 and 1994, the Company had a sales and marketing staff of 25 persons, 25 persons, and 21 persons, respectively. Marketing and promotion of the Company's products are conducted via direct selling and telemarketing, and to a lesser extent by advertising in trade publications and participating in trade shows.

     Pico Macom sells products to its markets nationally and internationally through over 800 customers that include cable operators, OEM manufacturers, cable equipment distributors, and cable installation contractors. The top fifteen customers generated approximately 58% of Pico Macom's sales in the year ended July 31, 1996.

     Primarily, sales of the CATV division's Pay TV security products are made directly to cable system operators by the Company's sales group. Some sales are to national and regional distributors.

     The Company's sales to American Technology Exporters, Inc. in Miami, Florida ("Amtech") were approximately 16%, 20% and 16% of consolidated sales for the years ended July 31, 1996, 1995, and 1994, respectively.

     As is customary in the industries served, the Company's sales are normally made pursuant to individual purchase orders. Orders are subject to cancellation by the buyer under certain conditions without penalty. The backlog of purchase orders as of July 31, 1996 and July 31, 1995 was approximately $4,608,000 and $2,600,000, respectively. These purchase orders were believed to be firm, and the Company expects to fill the July 31, 1996 backlog within its 1997 fiscal year.

     The largest dollar volume sales are of the Company's active electronic equipment items used in head end installations for which unit prices range from approximately $100 to $500. However, a large volume of the Company's sales is of low cost components sold at unit prices under $5.00. Since 1982, a large portion of Pico Macom's passive products have been sold under the trademark, "Tru-Spec-Registered Trademark-".

MANUFACTURERS AND SUPPLIERS

     Approximately 55% of the Company's sales are from products manufactured by subcontractors according to the Company's design and quality specifications. These subcontractors are located primarily in Taiwan, China, Malaysia and Thailand (the "Far East"). For more than ten years, the SMATV electronic components sold by Pico Macom have been manufactured under contract on an exclusive basis by one subcontractor in Taiwan. The Company is committed to procure a minimum of approximately $12,875,000 of products from this subcontractor through fiscal year 1998. Management believes that the Company's relationship with this subcontractor is excellent and that the financial strength of the subcontractor is strong. However, the loss of this subcontractor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. The contract does not require the subcontractor to maintain a parts inventory, so that from time-to-time delays are possible in completing customer orders. The current contract expires in May 1998 and management anticipates renewing the contract prior to its expiration. Most of the other products obtained from foreign-based vendors are available from a number of different subcontractors.

     Approximately 21% of the Company's sales are from products manufactured by the Company. These items consist primarily of passive traps. The trap manufacturing process involves raw materials procured from domestic and foreign-based sources which are assembled at the Company's manufacturing facility in St. Kitts. Final assembly and quality control is accomplished at the manufacturing facility in Lakeview Terrace, California. The raw materials used in the manufacturing processes are available from a number of different suppliers, both domestic and foreign-based, and management believes that no one vendor has the ability to significantly impact the Company's supply of raw materials.

     The remaining 24% of products sold are primarily items purchased from domestic subcontractors for resale.

     In August 1987, Pico Macom Taiwan was organized as a Taiwanese export trading company to facilitate procurement of products from vendors who are too small to export directly. Pico Macom Taiwan serves as a liaison between Pico Macom and all of its Far East vendors by monitoring quality control of the products and assisting in new product development.

PRODUCT DEVELOPMENT

     Product development costs are expensed as incurred. Expenses allocated to product development for the years ended July 31, 1996, 1995 and 1994 totaled approximately $1,368,000, $979,000, and $545,000, respectively.

COMPETITION AND PATENTS

     Equipment reliability, diversity of product lines, delivery requirements, price, customer service and technological competence are the major basis of competition in the broadband communications equipment industries. The broadband communications equipment industries are characterized by intense competition and technological changes. Many companies which provide equipment and services to these industries are substantially larger in size and in resources than the Company.

     Royalties received on a Company-owned patent were $0, $257,000, and $607,000 during fiscal 1996, 1995 and 1994, respectively. In February 1995, the Company's patent for positive trapping systems expired resulting in the reduction of royalties for fiscal year 1995. In fiscal year 1996 the Company received a U.S. patent that is used in the new LNDA broadband amplifiers. However, patent protection is not available for many of the Company's products. Management believes that its business is dependent upon marketing and product availability rather than patent protection.

WARRANTIES

     The Company warrants its Pay TV Security division products against faulty materials and workmanship for up to five years. Pico Macom warrants its products against faulty material and workmanship for two years for its electronic equipment and one year for its other products. The Company's warranties are limited to repair or replacement of the defective product. During the three years ended July 31, 1996, direct costs associated with the warranties have been minimal.

EMPLOYEES

     At July 31, 1996, the Company employed 395 persons of whom 35 were engaged in administration and accounting, 15 in engineering and quality control, 25 in sales and marketing, and the remainder in production, purchasing and shipping. None of the Company's employees are represented by labor unions.

GOVERNMENTAL REGULATION

     The Company's products are subject to Federal Communications Commission ("FCC") regulation. Certain of the Company's customers also are subject to regulation by the FCC and by state and local governmental authorities. The rules, regulations, policies and procedures of the FCC affecting the broadband communications industry are constantly under review. The likelihood of changes in such regulation and its effect on the business of the Company cannot be ascertained.

     In October 1992, the U.S. Congress enacted legislation to reregulate certain aspects of the U.S. cable television industry. As part of this legislation, the FCC mandated two separate rollbacks in subscriber rates totalling as much as 17% of the prior rates. This rate reduction adversely impacted the Company's sales of pay TV security devices during fiscal year 1994 as the system operators reduced their capital expenditure budgets to reflect their lowered revenues. During fiscal year 1995, the Company experienced an increase in demand for pay TV security devices as the system operators began to again order products.

     In early 1996, the U.S. Congress enacted sweeping legislation to deregulate the U.S. telecommunications industry. This legislation is having a major impact on both the telecommunication and cable industries. The immediate result has been the creation of numerous new partnerships and alliances among companies in the telecommunications, cable TV, cable electronics, computer and programming industries. While the "convergence" of those industries is in an early stage of evolution, a number of major investment commitments have been made, such as the purchase of Continental Cablevision by a division of US West (a RBOC). Deregulation has important implications for the cable TV industry. This in turn presents major potential new opportunities for Pico in the U.S.

     The Company's products are used by broadband communications systems in foreign countries, especially in Latin America and Asia. Sales to Latin America are made directly by the Company or through U.S.-based distributors while sales to Asia are made through the Company's CATV division and through the Company's Hong Kong subsidiary, PPAL. Regulation of construction, technical character and operation of the broadband communications system is controlled by each country's government. The Company cannot predict the impact on its sales due to changes in regulation or legislation by foreign governments.

                         TABLE OF COMPANY'S SUBSIDIARIES


--------------------------------------------------------------------------------
Name                      Jurisdiction of        Year              Active (A)
                          Incorporation          Incorporated      Inactive (I)
--------------------------------------------------------------------------------

Pico Macom, Inc.          Delaware               1983              A (1)
--------------------------------------------------------------------------------

Pico Macom                Taiwan                 1987              A (3)
Taiwan Co. Ltd.
--------------------------------------------------------------------------------

Pico (St. Kitts) Ltd.     St. Christopher        1983              A (2)
                          and Nevis
--------------------------------------------------------------------------------

Pico (Bermuda)            Bermuda                1994              A (1)
Ltd.
--------------------------------------------------------------------------------

Pico Products             Hong Kong              1994              A (4)
Asia Ltd.
--------------------------------------------------------------------------------

Pico (St.                 St. Vincent and        1981              I (1)
Vincent) Ltd.             the Grenadines
--------------------------------------------------------------------------------

Pico Satellite, Inc.      Delaware               1983              I (1)
--------------------------------------------------------------------------------

Pico Cargo, Inc.          Delaware               1983              I (1)
--------------------------------------------------------------------------------

Pico Korea, Ltd.          Korea                  1985              I (3)
--------------------------------------------------------------------------------

Notes:    (1)  Subsidiary of Pico Products, Inc.
          (2)  Subsidiary of Pico (St. Vincent) Ltd.
          (3)  Subsidiary of Pico Macom, Inc.
          (4)  Subsidiary of Pico (Bermuda) Limited.
          Ownership percentage in all cases exceeds 90%.


     At July 31, 1996, no operational activities were performed by the following subsidiaries: Pico (St. Vincent) Ltd., Pico Satellite, Inc., Pico Cargo, Inc. and Pico Korea, Ltd.

ITEM 2.   PROPERTIES

     The Company presently owns or leases an aggregate of approximately 86,000 square feet of office, production and warehouse space.

     Pico Macom leases 60,000 square feet of space in Lakeview Terrace, California which is used for corporate headquarters for Pico Products, Inc. and Pico Macom, Inc., final assembly of Pay TV Security division products and Pico Macom's administration, sales, engineering and distribution functions. The two-year facility lease expires in March 1998. The net annual rental for the current facility is approximately $360,000.

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

     Pico Products Asia Limited leases approximately 4,000 square feet for an office facility in Hong Kong at an annual rental of approximately $64,000. The lease expires in July, 1997 with an option to extend the lease term for one additional year.

     Pico Macom Taiwan leases approximately 2,000 square feet for an office facility in Taipei, Taiwan at an annual rental of approximately $30,000. The lease expires in January 1997 and the Company anticipates renewing it at that time.

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

The Company initiated a patent infringement suit against Arcom in the United States District Court for the Northern District of New York, which sought treble damages for willful infringement plus attorneys fees. The Company requested that the Court grant a preliminary injunction to prevent Arcom from infringing its patent. At a Court hearing in February 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through July 31, 1995 Arcom had made cash payments of $462,066 covering royalties through February 14, 1995. The Company did not include these amounts in income in any fiscal period but recorded a current liability for $462,066 at July 31, 1995. In addition, Arcom agreed to post an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction.

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

EPA INFORMATION REQUEST

     In March 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga County, New York. The Company has learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List on December 6, 1994, and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is only one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

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



                                        High      Low
Fiscal Year Ended July 31, 1995:
     First Quarter....................  3 11/16   2  7/16
     Second Quarter...................  2 15/16   2  3/16
     Third Quarter....................  3  3/16   2  1/8
     Fourth Quarter...................  2  9/16   1 15/16

Fiscal Year Ended July 31, 1996:
     First Quarter....................  2  1/2    1  5/8
     Second Quarter...................  2  1/16   1  1/2
     Third Quarter....................  3  7/16   1  5/8
     Fourth Quarter...................  2  3/4    1  3/4

August 1, 1996 to September 20, 1996..  2  1/4    1 13/16


     As of September 20, 1996, there were approximately 2,300 holders of record of the Company's common shares.

     The Company has never paid a cash dividend on its common shares. The Company's Board of Directors currently intends to retain any future earnings for use in the Company's business. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following is selected consolidated financial data of the Company for the five fiscal years ended July 31, 1996. The selected consolidated financial data should be read in connection with the consolidated financial statements included as Item 8 of this Annual Report on Form 10-K.

(amounts in thousands,
 except per share data)                 FISCAL YEAR ENDED JULY 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------

1)  STATEMENT OF OPERATIONS DATA:

Sales                         $36,051   $33,367   $29,886   $23,740   $19,520
Income (loss) from
  operations                  $   534   $   997   $   799   $  (225)  $     9
Income (loss) from
  continuing operations       $  (400)  $   526   $   905   $  (277)  $     3

Discontinued operations       $  -      $  -      $  -      $  -      $    64

Net income (loss)             $  (400)  $   526   $   905   $  (277)  $    67

Income (loss) from
  continuing operations per
  common and common
  equivalent share - primary
  and fully diluted           $ (0.11)  $  0.12   $  0.21   $ (0.08)  $  -

Net income (loss) per
  common and common
  equivalent share - primary
  and fully diluted           $ (0.11)  $  0.12   $  0.21   $ (0.08)  $  0.02

Weighted average common
  and equivalent shares
  outstanding - primary
  and fully diluted             3,798     4,240     4,295     3,577     3,829

2)  BALANCE SHEET DATA:

Working capital               $ 3,124   $ 3,497   $ 3,151   $ 2,180   $ 1,849

Total assets                  $17,945   $17,633   $13,853   $11,592   $10,161

Long-term debt                $    39   $   279   $   632   $   732   $   392

Shareholders' equity          $ 4,456   $ 4,513   $ 3,961   $ 3,009   $ 3,285

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES

     Sales for the fiscal year ended July 31, 1996 were $36.1 million compared to $33.4 million for the prior year, an increase of 8%. This was the highest annual sales total in the Company's history. The Company's CATV division recorded a sales increase of $1.8 million, or 34%, compared to the prior year. This increase was primarily due to strong domestic and international demand for pay TV encoders and decoders. The Company's Hong Kong subsidiary recorded a sales increase of $1.2 million over the prior year, as fiscal year 1996 was its first full year of distributing product into China, Hong Kong and Southeast Asia. Sales for the Company's Pico Macom subsidiary were even with the prior year due to a slowdown in sales in the first half of fiscal year 1996. This sales slowdown was caused by the consolidation of several U.S. multiple cable TV system operators (MSO's) and a resulting slowing of demand in the first half of the year and a slow down of investment by the MSO's in South America in the first half of the year. However, demand for these products increased in the second half of fiscal year 1996. Management believes that the Company's overall sales growth will continue into fiscal year 1997.

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

COST OF SALES

     Cost of sales for the fiscal year ended July 31, 1996 increased by approximately $2.2 million, or 8.5%, compared to the previous year. Cost of sales as a percentage of sales was unchanged at 76% for fiscal year 1996, compared to the previous year. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. Manufacturing cost improvements for the Company's CATV division security products and improved purchasing power of the U.S. dollar in the Far East resulted in slight product costs reductions in fiscal year 1996. However, these reductions were offset by startup costs for several of the Company's new product lines. Management believes that the Company will benefit from the higher margins on these new products and programs in fiscal year 1997.

     Cost of sales for the fiscal year ended July 31, 1995 increased by approximately $2,430,000, or 11%, compared to the previous year. Cost of sales as a percentage of sales remained even at 76%. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. While the purchasing power of the U.S. dollar in the Far East fluctuated somewhat during fiscal year 1995 it did not materially affect the Company's profitability in fiscal year 1995.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by approximately $995,000, or 14%, in fiscal year 1996 compared to the prior year. The primary reasons for the increase were continuing investment in upgrading and expanding the product line and expenditures related to development of new markets in Asia. The Company also expanded its regional office in Hong Kong. During fiscal year 1996 the Company established a sales office in Bangkok, Thailand to market its products into Thailand, Indonesia, and other markets in Southeast Asia. For fiscal year 1996 the Company's product development expenses and Asian market development expenses increased by approximately $389,000 and $654,000, respectively, when compared with the prior fiscal year. Management believes the Company will begin to achieve returns on these investments during fiscal year 1997. Management also anticipates that this current level of selling and administrative expenses will continue throughout fiscal year 1997.

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

PRODUCT DEVELOPMENT

     Product development expenditures for fiscal years 1996, 1995, and 1994 were approximately $1,368,000, $979,000, and $545,000, respectively. These amounts are included in the selling and administrative expense totals mentioned previously. The product development efforts during fiscal years 1995 and 1996 were concentrated on upgrading and expanding Pico Macom's product line to address CATV industry new products, new features and higher performance specifications. Additionally, new products were developed for the CATV Division that incorporates 1 GHz capability in specialized RF filter products for the cable industry. Also, broadband amplifiers that support 1 GHz with two-way capabilities were designed and brought into production. Agile headend products, including modulator and demodulator products, were brought into full manufacturing. Finally, microprocessor controlled modulators and demodulators were developed and placed into early deployment.

Management believes that in order to remain competitive in a constantly changing technological market place, the Company needs to maintain at least the current level of product development expenses.

OTHER INCOME

     Other income decreased by approximately $260,000, or 92%, for fiscal year 1996 compared to the prior year. The decrease in other income was primarily due to the elimination of royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February 1995.

     Other income decreased by approximately $367,000, or 57%, for fiscal year 1995 compared to the prior year. The decrease was primarily related to decreased royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February 1995.

INTEREST EXPENSE

     Interest expense increased by approximately $243,000, or 34%, for fiscal year 1996 compared to the prior year. The increase in interest expense was primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements.

     Interest expense increased by approximately $170,000, or 31%, for fiscal year 1995 compared to the prior year. The increase was due primarily to higher borrowing levels on the Company's bank lines of credit to support the Company's working capital requirements, and due to several increases in the prime rate.

INCOME TAX PROVISION

     No provision for U.S. Federal and state regular income taxes or foreign income taxes have been provided for fiscal year 1996, fiscal year 1995 or fiscal year 1994 due to the Company's U.S. Federal and state net operating loss carryforward positions and tax holidays granted the Company's foreign subsidiaries. However, a provision for U.S. Federal and State alternative minimum tax was established for fiscal year 1995.

NET LOSS

     The Company recorded a net loss of approximately $400,000 in fiscal year 1996. This loss reflects a continued investment in product development and Asian market development expenses which are key to the future growth of the Company. Profitability in future periods is contingent upon acceptance of the new products in the market place, increased sales in Asia and South America, and continued increases in capital spending by major U.S. cable TV system operators.

OTHER

     In fiscal year 1994, the Company's main manufacturing, sales, distribution and administration facility suffered damage during the January 17, 1994 Northridge earthquake. The Company's office, engineering and manufacturing areas were damaged primarily from broken high-pressure sprinkler pipes when a portion of the leased facility's roof collapsed. No employees were injured, and the Company's inventory and equipment were relatively undamaged. Normal operations were suspended for one week while the offices, engineering and a part of the manufacturing operations were moved to a section of the warehouse and temporary telephone, power and computer cables were installed. Normal operations resumed on January 24, 1994. Repairs to the damaged portion of the facility were completed in late May of 1994 and the refurbished offices were reoccupied. Costs for repairs, replacements and extra expenses were covered by the Company's insurance policies, and the Company experienced no material adverse financial impact from the earthquake.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1996, the Company had working capital of approximately $3,124,000 and a ratio of current assets to current liabilities of approximately
1.23 to 1, compared with working capital of approximately $3,497,000 and a ratio of current assets to current liabilities of approximately 1.27 to 1 as of July 31, 1995. During fiscal year 1996 the Company recorded negative cash flow from operating activities primarily as a result of the net loss from operations, increased inventory purchases to support the Company's forecasted sales levels, and reduction of other liabilities partially offset by a reduction in accounts receivable and increases in accounts payable and accrued expenses.

     Sales for fiscal year 1996 were lower than planned, resulting in higher inventory levels at July 31, 1996. The increased investment in inventory has reduced the Company's borrowing availability on its revolving bank line of credit. During the year, the Company implemented programs to significantly reduce inventory levels through improved inventory management and improved sales from South America and the U.S. in the third and fourth quarters. In addition, stocks of parts and components for newly developed products were converted into finished goods for shipment to customers.

     During the years ended July 31, 1996, 1995 and 1994, cash used for capital expenditures was approximately $229,000, $221,000 and $116,000, respectively. The Company financed approximately $250,000 for the acquisition of a new management information system during fiscal year 1994. Capital expenditures for fiscal year 1997 are expected to be under $500,000.

     Pico Macom has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate (8.25% at July 31, 1996) plus 1.25%. In December 1995, the bank increased the line of credit from $10,000,000 to $11,000,000, increased the borrowing limit against eligible inventories from $4,500,000 to $5,500,000 and extended the term of the line of credit from May 25, 1996 to December 31, 1996. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. The credit facility is subject to certain financial tests and covenants.

     At July 31, 1996, the Company was in technical violation of a financial covenant relating to Pico Macom's bank line of credit. This covenant restricts the maximum advances to affiliates by Pico Macom. Pico Macom's bank has issued a waiver of this violation effective July 31, 1996. All other covenants relating to this line of credit were met as of July 31, 1996.

     Management is confident that the bank line of credit will be renewed. Although failure to obtain such financing would have a material adverse effect on the Company's working capital requirements, the Company believes that alternative asset-based financing would be available. At July 31, 1996, Pico Macom had approximately $8,228,000 in revolving loans and approximately $73,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $347,000.

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

     In February 1996, the Company was notified by the holder of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed by the end of March 1996.

     Management has determined that the Company's current credit arrangements, along with an inventory reduction program, will not provide sufficient cash to fund growth in the Company's sales and planned operations for fiscal year 1997 and beyond. Consequently, the Company has retained an investment banking firm to assist in obtaining subordinated debt financing for general working capital requirements and investment in new product development, market development and upgrade of facilities. The Company has entered into a non-binding letter of intent with a potential investor with respect to such a financing, which is subject to satisfactory completion of the investor's due diligence investigation and negotiation and execution of a definitive agreement. Although management believes that the Company will successfully complete a financing on acceptable terms, there can be no assurance that it will be able to do so. To the extent that the Company were unable to obtain such additional financing, it would be forced to restrict and/or postpone its growth plans.

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

OTHER

IMPACT OF TECHNOLOGICAL OBSOLESCENCE

     The Company's products are subject to technological obsolescence as government regulations, competition or the nature of the broadband communications industry could require changes in the current product lines. The rapid changes in all sectors of the communications industry and the entry of new technology could significantly impact the sale of the Company's products. While management is not aware of any specific products, regulations or requirements that would create significant obsolescence in the next fiscal year, technological obsolescence could materially affect the operating results of the Company in any fiscal period.

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

FOREIGN OPERATIONS

     Because a substantial portion of the Company's products are purchased from vendors in Taiwan, China, Malaysia and Thailand (the "Far East"), the Company is subject to price increases imposed by those vendors to compensate for currency fluctuations. During fiscal years 1994 through 1996 the U.S. dollar generally maintained its purchasing power against the currencies of the countries from which the Company purchases most of its products. If the U.S. dollar were to weaken, the Company would consider setting price increases for its products. Continued weakening of the U.S. dollar could cause the Company to lose its competitive costing edge to U.S.-based manufacturers which could adversely affect operating results. Restrictive foreign government regulations or political instability could also materially affect the operating results of the Company. As discussed above, foreign economic and financial uncertainties could also materially affect sales levels to foreign customers which could materially affect the operating results of the Company.

FORWARD LOOKING STATEMENTS

     Statements which are not historical facts, including statements about our confidence, strategies and expectations, technologies and opportunities, industry and market segment growth, demand and acceptance of new and existing products, and return on investments in products and markets, are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, industry market conditions caused by changes in the supply and demand for our products, the continuing strength of the markets we serve, competitor pricing, maintenance of our current momentum and other factors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
 Pico Products, Inc.:


We have audited the accompanying consolidated balance sheets of Pico Products, Inc. and its subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed at Item 14a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pico Products, Inc. and its subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Los Angeles, California

October 24, 1996

                               PICO PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                              July 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
ASSETS (Note C):

CURRENT ASSETS:

  Cash and cash equivalents                          $   159,669    $   501,525
  Accounts receivable (less allowance
     for doubtful accounts:  July 31, 1996,
     $200,000; July 31, 1995, $290,000)                5,289,288      5,892,338
  Inventories (Note B)                                10,933,244      9,760,164
  Prepaid expenses and other current
     assets                                              191,215        183,870
                                                     -----------    -----------

     TOTAL CURRENT ASSETS                             16,573,416     16,337,897
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT (Note E):

  Buildings                                              217,255        217,255
  Leasehold improvements                                 345,136        259,277
  Machinery and equipment                              2,637,609      2,428,605
                                                     -----------    -----------
                                                       3,200,000      2,905,137
  Less accumulated depreciation
     and amortization                                  2,393,995      2,121,382
                                                     -----------    -----------
                                                         806,005        783,755
                                                     -----------    -----------

OTHER ASSETS:
  Patents and licenses (less accumulated
     amortization:  July 31, 1996, $62,180;
     July 31, 1995, $56,204)                             159,030        165,006
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization; July 31, 1996, $366,930;
     July 31, 1995, $337,890)                            210,505        239,545
  Deposits and other noncurrent assets                   195,582        107,147
                                                     -----------    -----------
                                                         565,117        511,698
                                                     -----------    -----------

                                                     $17,944,538    $17,633,350
                                                     -----------    -----------
                                                     -----------    -----------


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                                                              July 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable (Note C)                             $ 8,227,776    $ 7,778,655
  Current portion of long-term debt
      (Note D)                                           311,086        362,239
  Accounts payable                                     3,921,081      3,326,366
  Accrued expenses:
     Legal and accounting                                170,497         90,443
     Payroll and payroll taxes                           506,742        484,854
     Other accrued expenses                              312,193        336,450
  Other current liabilities (Note M)                        -           462,066
                                                     -----------    -----------

     TOTAL CURRENT LIABILITIES                        13,449,375     12,841,073
                                                     -----------    -----------

LONG-TERM DEBT (Note D)                                   39,414        278,820
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               -              -
  (Notes E and M)

SHAREHOLDERS' EQUITY (Notes K and L):
  Preferred shares, $.01 par value;
     authorized 500,000 shares;
     no shares issued                                       -              -
  Common shares, $.01 par value;
     authorized 15,000,000 shares
     issued and outstanding 4,052,246
     shares at July 31, 1996 and 3,637,046
     shares at July 31, 1995                              40,522         36,370
  Additional paid-in capital                          22,035,178     21,565,255
  Stock subscriptions receivable                        (115,000)             -
  Accumulated deficit                                (17,409,924)   (17,010,269)
  Cumulative translation adjustment                      (95,027)       (77,899)
                                                     -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                             4,455,749      4,513,457
                                                     -----------    -----------

                                                     $17,944,538    $17,633,350
                                                     -----------    -----------
                                                     -----------    -----------


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year Ended July 31,
                                      -----------------------------------------
                                         1996           1995           1994
                                      -----------    -----------    -----------

SALES (Note I)                        $36,051,304    $33,367,249    $29,886,482

COSTS AND EXPENSES
  Cost of Sales                        27,377,269     25,225,052     22,795,447
  Selling and administrative
     expenses (Note H)                  8,140,285      7,145,472      6,292,002
                                      -----------    -----------    -----------

TOTAL COSTS AND EXPENSES               35,517,554     32,370,524     29,087,449
                                      -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS             533,750        996,725        799,033

OTHER INCOME (Note F)                      22,060        281,897        649,314
INTEREST EXPENSE                         (955,465)      (712,921)      (543,332)
                                      -----------    -----------    -----------

INCOME (LOSS)
  BEFORE INCOME TAXES                    (399,655)       565,701        905,015
INCOME TAX PROVISION (Note G)                -            40,000           -
                                      -----------    -----------    -----------

NET INCOME (LOSS)                     $  (399,655)   $   525,701     $  905,015
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

NET INCOME (LOSS) PER
  COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                          $     (0.11)   $      0.12    $      0.21
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

     Fully Diluted                    $     (0.11)   $      0.12    $      0.21
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING:
     Primary                            3,797,972      4,240,241      4,294,784
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

     Fully Diluted                      3,797,972      4,240,241      4,294,784
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                               Number of      Common         Additional     Stock          Accumulated    Cumulative     Total
                               Common         Shares -       Paid-In        Subscriptions  Deficit        Translation
                               Shares         Par Value      Capital        Receivable                    Adjustment
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
 August 1, 1993                3,577,246         $35,772     $21,505,604        $0         $(18,440,985)    $(90,985)    $3,009,406
------------------------------------------------------------------------------------------------------------------------------------
Cumulative
 translation
 adjustment                         -               -               -           -                  -         (10,129)       (10,129)
Shares issued
 under stock
 incentive plans                  54,800             548          55,951        -                  -            -            56,499
Net income                          -               -               -           -               905,015         -           905,015
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
 July 31, 1994                 3,632,046          36,320      21,561,555         0          (17,535,970)    (101,114)     3,960,791
------------------------------------------------------------------------------------------------------------------------------------
Cumulative
 translation
 adjustment                         -               -               -            -                 -          23,215         23,215
Shares issued
 under stock
 incentive plans                   5,000              50           3,700         -                 -            -             3,750
Net income                          -               -               -            -              525,701         -           525,701
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
 July 31, 1995                 3,637,046          36,370      21,565,255         0          (17,010,269)     (77,899)     4,513,457
------------------------------------------------------------------------------------------------------------------------------------
Cumulative
 translation
 adjustment                         -               -               -            -                 -         (17,128)       (17,128)
Shares issued
 under stock
 incentive plans                 165,200           1,652         107,423         -                 -            -           109,075
Shares issued
 for exercise of
 stock warrants                  250,000           2,500         247,500         -                 -            -           250,000
Stock subscriptions
 receivable                         -               -            115,000     (115,000)             -            -              -
Net loss                            -               -               -            -             (399,655)        -          (399,655)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
 July 31, 1996                 4,052,246         $40,522     $22,035,178    $(115,000)     $(17,409,924)    $(95,027)    $4,455,749
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended July 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                   $  (399,655)  $   525,701   $   905,015

  Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:

     Depreciation and amortization        362,367       370,176       536,269
     Provision for losses on
       accounts receivable                143,769       142,897       246,602
     Provision for inventory
       obsolescence                       174,900        91,200       184,515
     Changes in operating assets
       and liabilities:
       Accounts receivable                459,281    (1,617,523)     (409,784)
       Inventories                     (1,365,108)   (2,657,205)   (2,251,036)
       Prepaid expenses and
         other current assets              (7,345)      197,372      (138,509)
       Other assets                      (115,074)       (3,591)      (54,922)
       Accounts payable                   594,715     1,439,609        38,205
       Accrued expenses                   100,635      (168,786)      306,865
       Other liabilities                 (462,066)       58,367       403,699
                                      ------------  ------------  ------------

NET CASH USED IN
     OPERATING ACTIVITIES                (513,581)   (1,621,783)     (233,081)
                                      ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                   (228,749)     (220,532)     (115,664)
                                      ------------  ------------  ------------


                                                       Continued on next page.


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                 Year Ended July 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of
     credit agreements                $  449,121    $1,991,373    $1,177,059
  Principal payments on long-term
     debt                               (134,772)      (92,142)     (854,113)
  Change in restricted cash                 -             -          209,993
  Proceeds from exercise of stock
     options                              86,125         3,000        48,000
                                      -----------   -----------   -----------

  NET CASH PROVIDED BY
     FINANCING ACTIVITIES                400,474     1,902,231       580,939
                                      -----------   -----------   -----------

  NET INCREASE (DECREASE)IN CASH
     AND CASH EQUIVALENTS               (341,856)       59,916       232,194

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                   501,525       441,609       209,415
                                      -----------   -----------   -----------

  CASH AND CASH EQUIVALENTS AT
     END OF YEAR                      $  159,669    $  501,525    $  441,609
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                 Year Ended July 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------

CASH PAID DURING THE YEAR FOR:
  Interest                            $  953,955    $  681,803    $  529,605
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------

  Income taxes                        $   28,950    $   15,138    $     -
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------

                                                       Continued on next page.


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In fiscal year 1994 the Company financed its new management information system, totaling approximately $248,000.

     In fiscal year 1996 the Company financed the purchase of office and test lab equipment totaling approximately $94,000.

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

     In June 1996 several officers and employees of the Company exercised options to acquire 50,000 shares of the Company's common stock in exchange for stock subscription notes receivable.


See notes to consolidated financial statements.

                               PICO PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

     Pico Products, Inc. and its subsidiaries (the "Company") design, manufacture and distribute products and systems for the pay TV and cable TV industry (CATV), broadband communications and other signal distribution markets. These other distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes.
Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air" (or broadcast) signals at a single source known as the "headend". The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business to business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products. Finally, the Company is pursuing development and introduction of broadband communications products that will support high speed internet transmissions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and debt instruments. The carrying values of all financial instruments, other than the revolving line of credit, are representative of their fair values due to their short maturities. The estimated fair value of the revolving bank line of credit approximates fair value because of its variable interest rate.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PATENTS AND TRADEMARKS

     Patents and trademarks are amortized on the straight-line method over the shorter of their estimated useful lives or the remaining lives of the patents and trademarks which at July 31, 1996 represented 16 to 27 years.

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

REVENUE RECOGNITION

     Revenue from sale of products or services is recognized when goods are delivered or services performed. Reserves for estimated product returns are provided at the time of sale.

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

INCOME (LOSS) PER SHARE

     Income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during each year, assuming exercise of dilutive outstanding stock options and warrants under the treasury stock method. For the year ended July 31, 1996, common stock equivalents and warrants were not included in the computations since their inclusion would be anti-dilutive.

CERTAIN RECLASSIFICATIONS

     The Company has made certain reclassifications to the 1995 and 1994 consolidated financial statements to conform to the classifications used in the 1996 consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which is effective for the Company's fiscal year ending July 31, 1997, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. Management does not expect the adoption of this new accounting standard to have a material impact on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) which will be effective for the Company in its fiscal year ending July 31, 1997. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.
See Note L to these financial statements for disclosures regarding the Company's Stock Incentive Plans.

B.   INVENTORIES

The composition of inventories was as follows:

                                                 July 31,
                                        -------------------------
                                           1996           1995
                                        -----------    ----------

          Raw materials                 $ 3,485,548    $3,350,435
          Work in process                   636,072       319,386
          Finished goods                  6,811,624     6,090,343
                                        -----------    ----------

                                        $10,933,244    $9,760,164
                                        -----------    ----------
                                        -----------    ----------

C.   NOTES PAYABLE

     At July 31, 1996, the Company's Pico Macom, Inc. subsidiary (Pico Macom) had a $11,000,000 revolving bank line of credit with HSBC Business Loans, a member of the Hongkong and Shanghai Banking Corporation Group, which provides for interest at the prime rate (8.25% at July 31, 1996 and 8.75% at July 31, 1995) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line of credit is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories.

     The line is structured as a $11,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available is based on various percentages of eligible accounts receivable and inventories as defined in the agreement. At July 31, 1996, Pico Macom had $8,227,776 in revolving loans and $72,677 in letters of credit outstanding, and the unused portion of the borrowing base was $346,843.

     The line of credit arrangement is subject to various terms and conditions, including but not limited to, tangible net worth, working capital and current ratio requirements; and contains certain restrictions on acquisitions, capital expenditures and payment of dividends or purchases of stock. The line of credit is subject to review and renewal on December 31, 1996.

     At July 31, 1996, the Company was in technical violation of a financial covenant relating to Pico Macom's bank revolving line of credit. This covenant restricts the maximum advances to affiliates by Pico Macom. Pico Macom's bank has issued a waiver of this violation effective July 31, 1996. All other covenants relating to this line of credit were met as of July 31, 1996.

D.   LONG-TERM DEBT

Long-term debt consisted of the following:
                                                       July 31,
                                             --------------------------
                                                 1996          1995
                                             -----------    ----------

Notes payable to Bermuda-based and Jersey-
  based investment funds, payable in equal
  installments in fiscal 1996 and 1997,
  with interest at 8.0%                      $  250,000    $  500,000

Capital lease obligations (Note E)               93,737       130,151

Other loans payable                               6,763        10,908
                                             -----------    ----------
                                                350,500       641,059

Less current portion                            311,086       362,239
                                             -----------    ----------

                                             $   39,414    $  278,820
                                             -----------    ----------
                                             -----------    ----------

     In February 1993, the Company completed private placement financings totaling $1,000,000. The financings consisted of three notes. The first note for $500,000 was paid in full in May 1994. The second and third notes totaling $500,000 provide for interest at 8% and were payable in two equal installments in February 1996 and 1997. In connection with the financings, the Company issued warrants for 425,000 shares of its common stock, exercisable through fiscal year 1998 at $1.00 per share.

     In February 1996, the Company was notified by the holder of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed in March 1996.

Long-term debt at July 31, 1996 is payable as follow:

     Year ending July 31, 1997          $311,086
     Year ending July 31, 1998            29,007
     Year ending July 31, 1999            10,407
                                        --------
                                        $350,500
                                        --------
                                        --------

E.   LEASE COMMITMENTS

     The Company leases manufacturing, computer and office equipment under lease agreements, some of which have been capitalized. These capitalized lease obligations are payable in monthly and quarterly installments through fiscal year 1999 and have interest rates varying from 10% to 18%. The Company has included the cost of equipment under capital leases of $465,492 and $371,824 in property, plant and equipment at July 31, 1996 and 1995, respectively. Accumulated depreciation on such assets was $262,412 and $185,523 at July 31, 1996 and 1995, respectively.

     The Company also leases certain of its manufacturing and office facilities and equipment under operating lease agreements. Minimum rental commitments at July 31, 1996 for these leases are as follows:

                                        Capital         Operating
                                        ---------      -----------
     Year ending July 31, 1997          $ 65,340       $  564,328
     Year ending July 31, 1998            28,161          318,033
     Year ending July 31, 1999             9,632           52,821
     Year ending July 31, 2000              -              44,463
     Year ending July 31, 2001              -              13,135
     Thereafter                             -               9,690
                                        ---------      -----------
                                         103,133       $1,002,470
     Less imputed interest                 9,396       -----------
                                        ---------      -----------
                                        $ 93,737
                                        ---------
                                        ---------

     Renewal options exist on certain of the operating leases for additional periods at increased rental rates. Total rental expense for the years ended July 31, 1996, 1995 and 1994 was $650,175, $507,739, and $461,656, respectively.
The Company is also required to pay real estate taxes and other occupancy costs of the facilities in addition to the above rentals.

F.   OTHER INCOME

Other income consisted of the following:

                                          Year Ended July 31,
                                   --------------------------------
                                     1996        1995        1994
                                   --------    --------    --------

          Royalty income           $   -       $256,657    $606,985
          Interest income            22,060      25,240      15,771
          Miscellaneous income         -           -         26,558
                                   --------    --------    --------
                                   $ 22,060    $281,897    $649,314
                                   --------    --------    --------
                                   --------    --------    --------

     The Company's patent for positive trapping systems expired in fiscal year 1995. Licenses issued for use of this patented technology generated the Company's royalty income. At July 31, 1995, the Company had fully written off the patent's cost and the related accumulated amortization from its books and records.

G.   INCOME TAXES

     A reconciliation of the Company's income tax provision to that computed using the Federal statutory rate is as follows:

                                           Year Ended July 31,
                                  -----------------------------------
                                     1996         1995         1994
                                  ---------    ---------    ---------

Federal tax (benefit)
  based on statutory tax rate     $(140,000)   $ 198,000    $ 317,000
Nontaxable foreign
  (income) loss                     317,000      139,000      (63,000)
Other                                 1,000       31,000       20,000
Change in valuation
  allowance                        (178,000)    (368,000)    (274,000)
Alternative minimum tax                -          40,000         -
                                  ---------    ---------    ---------

                                  $    -       $ 40,000     $   -
                                  ---------    ---------    ---------
                                  ---------    ---------    ---------

     At July 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,696,000 which expire in varying amounts from the year 2000 through the year 2008. Additionally, the Company had federal tax credit carryforwards of approximately $469,000 which expire in varying amounts from the year 1997 through the year 2001.

     Neither U.S. nor foreign taxes have been provided on the cumulative undistributed foreign earnings, $67,000 at July 31, 1996, due to exemptions from foreign taxes, which expire in 1997 and 1998, and the intention of the Company to permanently reinvest earnings in the operations of foreign subsidiaries.

     The following represents the tax effects of significant items comprising the Company's deferred income taxes as of July 31, 1996 and 1995. The Company recognized a valuation allowance to offset the net deferred tax asset since the future benefit of these assets is not assured. The valuation allowance decreased $178,000 and $368,000 in the years ended July 31, 1996 and 1995, respectively, primarily due to the use of net operating losses to offset each year's taxable income.

                                                      July 31,
                                             --------------------------
                                                 1996          1995
                                             ------------  ------------

     Deferred income tax assets:
       Differences between book and
          tax basis of property              $    92,000    $   48,000
       Reserves not currently deductible         385,000       493,000
       Other                                      49,000        59,000
       Operating loss carryforwards            5,730,000     5,773,000
       Tax credit carryforwards                  469,000       530,000
                                             ------------  ------------

                                               6,725,000     6,903,000
     Valuation allowance                      (6,725,000)   (6,903,000)
                                             ------------  ------------

     Net deferred income taxes               $     -0-     $     -0-
                                             ------------  ------------
                                             ------------  ------------

H.   PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed as incurred and are included as part of selling and administrative expenses. Expenses related to product development for the years ended July 31, 1996, 1995 and 1994 amounted to approximately $1,368,000, $979,000, and $545,000, respectively.

I.   SIGNIFICANT CUSTOMERS

     In fiscal 1996, 1995 and 1994 the Company's sales to one customer were approximately 16%, 20%, and 16%, respectively, of the Company's consolidated sales.

J.   RETIREMENT BENEFITS

     During fiscal year 1994, the Company established a defined contribution pension plan (under Internal Revenue Code Section 401(k)) covering substantially all of its U.S. -based employees with more than one year of service. Company contributions are determined at 50% of each employee's voluntary contribution (up to 6% of compensation) to the plan. The Company's contribution expense totaled $77,856, $63,958 and $37,385 for the years ended July 31, 1996, 1995 and
1994, respectively.

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

L.   STOCK INCENTIVE PLANS

     The Company has three stock incentive plans; the 1981 Non-Qualified Stock Option Plan (1981 Plan) amended in December, 1991 and in December 1995; the 1982 Incentive Stock Option Plan (1982 Plan) adopted in April 1982; and the 1992 Incentive Stock Plan (1992 Plan), adopted in January, 1993 and amended in July, 1994. The 1981 Plan reserved 450,000 common shares for issuance, the 1982 Plan reserved 150,000 shares for issuance, and the 1992 Plan reserves 175,000 common shares for issuance. Each plan is administered by the Board of Directors, or a special committee thereof, which has the authority to determine the persons, the shares and the related terms and provisions of the incentives which may be granted.

     Under the 1981 Plan, the option exercise price could not be less than 80% of the fair market value of the shares at the date of grant. Under the 1982 Plan, the option exercise price could not be less than 100% (or 110% if the optionee owned 10% or more of the Company's outstanding voting securities) of the fair market value of the shares at the date of grant. Options under the 1981 Plan and the 1982 Plan could not be exercised more than five years and ten years, respectively, from the date of grant. The 1982 Plan provided limitations on the number of option shares which may be granted to officers and directors. In both plans, options became exercisable as specified in the option agreement, subject to the limitation that no option could be exercised within twelve months after the date it is granted. The 1982 Plan provided that no incentive stock options could be granted after April 28, 1992, and the 1981 Plan provided that no non-qualified stock options could be granted after May 31, 1996.

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

     In June 1996, the Board of Directors of the Company rescinded the amendment to the 1981 Plan which provided for extending the expiration date from five years to ten years for options granted under the Plan. This amendment had been approved by the shareholders in December 1995. At the same time the Board, subject to shareholder approval in December 1996, established a 1996 Incentive Stock Option Plan covering 195,000 shares of common stock. The proposed 1996 Plan is identical in substance to 1992 Plan.
 At the same time 120,000 non-qualified option grants were approved by the compensation committee subject to approval of the 1996 Plan by the shareholders. Each option granted has an exercise price equal to the fair market value of the stock as of the grant date and vests ratably over a three-year period and is conditioned upon achievement of an $8.00 level in the price of the Company's common stock over a consecutive 20 trading-day period.

     In April 1996 an officer of the Company exercised options to acquire 125,000 shares of the Company's common stock in exchange for a stock subscription note receivable. In June 1996 several officers and employees of the Company exercised options to acquire 50,000 shares of the Company's common stock in exchange for stock subscription notes receivable.

A summary of changes in shares under option for the Company's three stock incentive plans is as follows:
                                              Year Ended July 31,
                                        -------------------------------
                                          1996       1995       1994
                                        ---------  ---------  ---------
NON QUALIFIED PLAN (1981):
  Outstanding at beginning of year       410,000    408,500    417,000
  Options granted                         10,500      6,500     31,500
  Options expired                        (10,500)         -     (5,000)
  Options exercised                     (120,000)    (5,000)   (35,000)
                                        ---------  ---------  ---------
  Outstanding at end of year         *   290,000    410,000    408,500
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Exercisable at end of year         *   268,670    370,000    351,000
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Average exercise price of
    outstanding options                 $   0.95   $   0.83   $   0.80
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Average exercise price of
    exercisable options                 $   0.87   $   0.75   $   0.71
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

INCENTIVE PLAN (1982):
  Outstanding at beginning of year        45,200     45,200     60,000
  Options exercised                      (45,200)       -      (14,800)
                                        ---------  ---------  ---------
  Outstanding at end of year                -        45,200     45,200
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Exercisable at end of year                -        45,200     45,200
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Average exercise price of
    outstanding options                 $   -      $   0.31   $   0.31
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Average exercise price of
    exercisable options                 $   -      $   0.31   $   0.31
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

STOCK PLAN (1992)
  (Nonqualified options)
  Outstanding at beginning of year       114,000     45,000     15,000
  Options granted                         23,500     69,000     35,000
  Options expired                         (2,500)       -          -
  Options exercised                          -          -       (5,000)
                                        ---------  ---------  ---------
  Outstanding at end of year             135,000    114,000     45,000
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Exercisable at end of year              58,832     28,000     10,000
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Average exercise price of
    outstanding options                 $   2.19   $   2.29   $   1.16
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  Average exercise price of
    exercisable options                 $   1.85   $   1.13   $   1.00
                                        ---------  ---------  ---------
                                        ---------  ---------  ---------

  * Includes options to acquire 175,000 shares of the Company's common stock which were exercised in exchange for stock subscription notes receivable during fiscal year 1996.

M.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The majority of the SMATV electronic components sold by Pico Macom are manufactured under contract on an exclusive basis by one subcontractor in Taiwan. The Company is committed to procure a minimum of approximately $12,875,000 of products from this subcontractor through fiscal year 1998. Management believes that the Company's relationship with this subcontractor is excellent and that the financial strength of the subcontractor is strong. However, the loss of this subcontractor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. The contract does not require the subcontractor to maintain a parts inventory, so that from time-to-time delays are possible in completing customer orders. The current contract expires in May 1998 and management anticipates renewing the contract prior to its expiration. Most of the other products obtained from foreign-based vendors are available from a number of different subcontractors.

ARCOM LITIGATION

     In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York initiated a lawsuit in the New York Supreme Court, which, as amended, alleged that Arcom had a paid-up license with respect to the Company's patent for positive trapping systems and that Arcom was entitled to unspecified damages based on overpayment of royalty amounts. Arcom also claimed that it was entitled to compensatory damages in excess of $250,000, plus punitive damages of $3,000,000, as a result of a Company press release announcing termination of the license agreement.

The Company initiated a patent infringement suit against Arcom in the United States District Court for the Northern District of New York, which sought treble damages for willful infringement plus attorneys fees. The Company requested that the Court grant a preliminary injunction to prevent Arcom from infringing its patent. At a Court hearing in February 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through July 31, 1995 Arcom had made cash payments of $462,066 covering royalties through February 14, 1995. The Company did not include these amounts in income in any fiscal period but recorded a current liability for $462,066 at July 31, 1995. In addition, Arcom agreed to post an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction.

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

EPA INFORMATION REQUEST

     In March 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga County, New York. The Company has learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List on December 6, 1994 and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is only one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

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

                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS


                                       Additions
                         Balance       charged to                   Balance
                         beginning     cost and                     end of
Description              of period     expenses       Deduction*    Period
-----------              ---------     --------       ----------    ------

Fiscal Year Ended July 31, 1994:
  Allowance for
  doubtful accounts      $250,000      $246,602       $201,602      $295,000

Fiscal Year Ended July 31, 1995:
  Allowance for
  doubtful accounts      $295,000      $142,897       $147,897      $290,000

Fiscal Year Ended July 31, 1996:
  Allowance for
  doubtful accounts      $290,000      $143,769       $233,769      $200,000



* Write-off of uncollectible accounts receivable and other adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1996 annual meeting of shareholders which will be filed prior to November 28, 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1996 annual meeting of shareholders which will be filed prior to November 28, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1996 annual meeting of shareholders which will be filed prior to November 28, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1996 annual meeting of shareholders which will be filed prior to November 28, 1996.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following consolidated financial statements are included in
          Part II Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets as of July 31, 1996 and 1995

          Consolidated Statements of Operations for the Years Ended July 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994

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

          None.

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

  (g)r    Amendment to 1981 Non-Qualified Stock Option Plan

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


See page 57 for Key to Index for Exhibits.

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

  (n)p Amendments to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendments dated April 27, 1995 and May 18, 1995.

  (o)p Employment Agreement between Pico Products, Inc. and Everett T. Keech, dated September 22, 1995.

  (p)q Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Boulevard, Lakeview Terrace, California - amendment dated November 9, 1995.

  (q)r Amendment No. 3 to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendment dated December 20, 1995.

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

p Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1995 and incorporated by reference.

q Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1995 and incorporated by reference.

r Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1996 and incorporated by reference.

     Copies of all exhibits incorporated by reference are available at no charge by written request to Assistant Corporate Secretary, Pico Products, Inc., 12500 Foothill Blvd., Lakeview Terrace, California 91342.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pico Products, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 24, 1996

PICO PRODUCTS, INC.

By:  /s/ Everett T. Keech               By:  /s/ Joseph T. Kingsley
     ---------------------------------       ---------------------------------
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



/s/ Everett T. Keech                         /s/ Charles G. Emley, Jr.
---------------------------------            ---------------------------------
Everett T. Keech                             Charles G. Emley, Jr.
Chairman of the Board                        Director
October 24, 1996                             October 24, 1996



/s/ David Heenan                             /s/ George M. Knapp
---------------------------------            ---------------------------------
David Heenan                                 George M. Knapp
Director                                     Director
October 24, 1996                             October 24, 1996



/s/ E.B. Leisenring, Jr.                     /s/ Pierson G. Mapes
---------------------------------            ---------------------------------
E.B. Leisenring, Jr.                         Pierson G. Mapes
Director                                     Director
October 24, 1996                             October 24, 1996



/s/ William W. Mauritz                       /s/ J. Michael Sills
---------------------------------            ---------------------------------
William W. Mauritz                           J. Michael Sills
Director                                     Director
October 24, 1996                             October 24, 1996

                                    FORM 10-K

                            YEAR ENDED JULY 31, 1996

                                    EXHIBITS


--------------------------------------------------------------------------------




11.1      Computation of Per Share Earnings

24(a)     Independent Auditors' Consent

27        Financial Data Schedule (included only in the EDGAR filing).