Form 10-Q
period 1996-10-31
PICO PRODUCTS INC
filed 1996-12-13
CIK 352994

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


               (Mark One)
( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     October 31, 1996
                                                ----------------------
                                          OR
(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                   ------    ------

                          Commission File Number   1-8342
                                                 --------

                                 PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            NEW YORK                                        15-0624701
-------------------------------                   ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                    91342
----------------------------------------               -------------------------
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

                         YES   X                  NO
                             -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 6, 1996.

Common Stock, $0.01 par value                     4,065,246
-----------------------------                ------------------
            Class                             Number of Shares

                                 PICO PRODUCTS, INC.

                                        INDEX



                                                                        Page No.
                                                                        --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
               October 31, 1996 and July 31, 1996                          3-4

               Condensed Consolidated Statements
               of Income - Three Months
               Ended October 31, 1996 and 1995                             5

               Condensed Consolidated Statements
               of Cash Flows - Three Months
               Ended October  31, 1996 and 1995                            6

               Notes to Condensed Consolidated Financial
               Statements                                                  7-10

Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                                                   11-14

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                           15

Item 2.        Changes in Securities                                       15

Item 6.        Exhibits and Reports on Form 8-K                            15-18

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                October 31,          July 31,
                                                   1996                1996
                                                -----------          --------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                     $   185,355       $   159,669
  Accounts receivable (less allowance
     for doubtful accounts: October 31,
     1996, $225,000; July 31, 1996,
     $200,000)                                    5,749,419         5,289,288
  Inventories (Note 2)                           12,662,868        10,933,244
  Prepaid expenses and other current
     assets                                         272,892           191,215
                                                -----------       -----------
     TOTAL CURRENT ASSETS                        18,870,534        16,573,416
                                                -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:

  Buildings                                         217,255           217,255
  Leasehold improvements                            345,136           345,136
  Machinery and equipment                         2,785,474         2,637,609
                                                -----------       -----------
                                                  3,347,865         3,200,000
  Less accumulated depreciation
     and amortization                             2,441,541         2,393,995
                                                -----------       -----------
                                                    906,324           806,005
                                                -----------       -----------

OTHER ASSETS:

  Patents and licenses (less accumulated
     amortization: October 31, 1996,
     $63,674; July 31, 1996, $62,180)               157,536           159,030
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization:  October 31, 1996,
     $374,190; July 31, 1996, $366,930)             203,245           210,505
  Deposits and other noncurrent assets              231,155           195,582
                                                -----------       -----------
                                                    591,936           565,117
                                                -----------       -----------

                                                $20,368,794       $17,944,538
                                                -----------       -----------
                                                -----------       -----------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)
                                     (Unaudited)

                                                October 31,          July 31,
                                                   1996                1996
                                                -----------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Notes 5 & 6)                   $ 9,213,364       $ 8,227,776
  Current portion of long-term debt                 316,889           311,086
  Accounts payable                                5,122,653         3,921,081
  Accrued expenses:
     Legal and accounting                           162,574           170,497
     Payroll and payroll taxes                      602,226           506,742
     Other accrued expenses                         304,925           312,193
                                                -----------       -----------

      TOTAL CURRENT LIABILITIES                  15,722,631        13,449,375
                                                -----------       -----------

LONG-TERM DEBT (Note 6)                              84,678            39,414
                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 4)                 -                 -

SHAREHOLDERS' EQUITY:

  Preferred shares, $.01 par value;
     authorized 500,000 shares;
     no shares issued                                  -                 -
  Common shares, $.01 par value;
     authorized 15,000,000 shares;
     issued and outstanding 4,055,246
     shares at October 31, 1996 and
     4,052,246 shares at July 31, 1996               40,552            40,522
  Additional paid-in capital                     22,037,398        22,035,178
  Stock subscriptions receivable                   (115,000)         (115,000)
  Accumulated deficit                           (17,309,071)      (17,409,924)
  Cumulative translation adjustment                 (92,394)          (95,027)
                                                -----------       -----------

     TOTAL SHAREHOLDERS' EQUITY                   4,561,485         4,455,749
                                                -----------       -----------

                                                $20,368,794       $17,944,538
                                                -----------       -----------
                                                -----------       -----------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                                         Three Months Ended
                                                             October 31,
                                                 -----------------------------
                                                    1996              1995
                                                -----------      ------------

SALES                                           $ 9,698,188       $ 8,373,962

COSTS AND EXPENSES:
  Cost of sales                                   7,330,072         6,245,265
  Selling and administrative expenses             2,025,788         1,900,762
                                                -----------       -----------

TOTAL COSTS AND EXPENSES                          9,355,860         8,146,027
                                                -----------       -----------

INCOME FROM OPERATIONS                              342,328           227,935

INTEREST INCOME                                       3,834             1,809
INTEREST EXPENSE                                   (241,075)         (227,687)
                                                -----------       -----------

INCOME BEFORE INCOME TAXES                          105,087             2,057
                                                -----------       -----------

INCOME TAX PROVISION (Note 3)                         4,234              -
                                                -----------       -----------

NET INCOME                                      $   100,853       $     2,057
                                                -----------       -----------
                                                -----------       -----------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:

  Primary                                       $      0.02       $      0.00
                                                -----------       -----------
                                                -----------       -----------

  Fully diluted                                 $      0.02       $      0.00
                                                -----------       -----------
                                                -----------       -----------

WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING:

  Primary                                         4,249,724         4,136,917
                                                -----------       -----------
                                                -----------       -----------

  Fully diluted                                   4,249,724         4,136,917
                                                -----------       -----------
                                                -----------       -----------


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                 -----------------------------
                                                    1996              1995
                                                -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   100,853       $     2,057
  Adjustments to reconcile net income
     to net cash used in
     operating activities:

     Depreciation and amortization                   86,378            82,675
     Changes in operating assets
       and liabilities                           (1,022,057)         (229,907)
                                                -----------       -----------
NET CASH USED IN
  OPERATING ACTIVITIES                             (834,826)         (145,175)
                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (90,971)         (132,313)
                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under a
     line of credit agreement                       985,588            43,693
  Principal payments on long-term debt              (35,905)          (30,729)
  Proceeds from exercise of stock options             1,800            14,125
                                                -----------       -----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                        951,483            27,089
                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               25,686          (250,399)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               159,669           501,525
                                                -----------       -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                 $   185,355       $   251,126
                                                -----------       -----------
                                                -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

  Interest                                      $   240,856       $   229,428
  Income taxes                                          634            22,050

During the fiscal quarters ended October 31, 1996 and 1995 the Company financed the purchase of office and test lab equipment totaling approximately $87,000 and $31,000, respectively.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of October 31, 1996, and the results of its operations and its cash flows for the three-month periods ended October 31, 1996 and 1995. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of interim financial statements in conformity with GAAP, as modified by SEC rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

The results of operations for the interim periods shown in this Report are not necessarily indicative of the results to be expected for the fiscal year.

(2) INVENTORIES

The composition of inventories was as follows:

                             October 31,           July 31,
                                 1996                1996
                             -----------         -----------

Raw materials                $ 2,796,622         $ 3,485,548
Work in process                  796,147             636,072
Finished goods                 9,070,099           6,811,624
                             -----------         -----------

                             $12,662,868         $10,933,244
                             -----------         -----------
                             -----------         -----------

(3) INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended October 31, 1996 and 1995 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries. However, a provision for U.S. Federal and state alternative minimum tax has been recorded for the three month period ended October 31, 1996.

(4) LITIGATION AND CONTINGENCIES

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

The Information Request related to the activities of the Company's Printed Circuit Board Division, which was sold to a third party in 1992, and which conducted operations within the specified area. Under the Agreement of Sale with the buyer, the Company retained liability for environmental obligations which occurred prior to the sale.

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

(5) DEBT COVENANT VIOLATION

At October 31, 1996, the Company was in technical violation of several financial covenants relating to Pico Macom's bank revolving line of credit. These covenants restrict the maximum advances to affiliates by Pico Macom and limit certain financial ratios. Pico Macom's bank has issued a waiver of these violations effective October 31, 1996. All other covenants relating to this line of credit were met as of October 31, 1996.

As described below, subsequent to October 31, 1996, the Company completed a private placement financing. On a pro forma basis, after giving effect to the private placement, Pico Macom's financial covenants were in compliance with the line of credit agreement.

(6) SUBSEQUENT EVENT

On November 21, 1996 the Company completed a private placement financing totaling $6 million with two institutional investors. The private placement consisted of $5 million of seven-year 12 percent subordinated debentures and $1 million of seven-year 12 percent redeemable preferred stock. In connection with the financing, the Company issued warrants to the investors and to the Company's investment banker for 955,176 shares of its common stock.

Additionally, the Company issued warrants to the investors providing for the purchase, in the aggregate, of up to 18% of the number of shares of the Company's common stock resulting from the exercise from time to time by holders of options and warrants previously granted by the Company. These warrants are exercisable no later than 10 years from the date of issuance, at a price of $1.81 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three-month period ended October 31, 1996 with the operations for the three-month period ended October 31, 1995, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

Sales increased by approximately $1,324,000, or 16%, for the fiscal quarter ended October 31, 1996 compared to the fiscal quarter ended October 31, 1995. The Company's Pico Macom subsidiary recorded a sales increase of approximately $958,000, or 15%, in the quarter primarily due to increased demand for Satellite Master Antenna Television (SMATV) products in South America and the Middle East. The Company's CATV division recorded a sales increase of approximately $219,000, or 14%, in the quarter primarily due to continued strong domestic and international demand for pay TV encoders and decoders. The Company's Hong Kong subsidiary recorded a sales increase of approximately $184,000, or 103%, in the quarter primarily due to increased sales and marketing efforts in China, Hong Kong and Southeast Asia. Management believes that the Company's overall sales growth will continue during the remainder of fiscal year 1997 due to increased availability of existing products, the introduction of new products and increased sales to customers in Asia and in South America.

Cost of sales increased by approximately $1,085,000, or 17%, for the fiscal quarter ended October 31, 1996 compared with the fiscal quarter ended October 31, 1995. Cost of sales as a percentage of sales increased by 1% (from 75% to 76%) for the fiscal quarter ended October 31, 1996 versus the same fiscal quarter in the previous year. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. The 1% increase in cost of sales as a percentage of sales was primarily due to a shift in the sales mix of products sold by the Company's Hong Kong subsidiary, and startup costs related to initial manufacturing of some of the Company's new products.

Selling and administrative expenses increased by approximately $125,000, or 7%, for the fiscal quarter ended October 31, 1996 compared to the fiscal quarter ended October 31, 1995. The primary reason for the increase in selling and administrative expenses was the continuing expenditures related to development of new markets in Asia. Management anticipates that this current level of selling and administrative expenses will continue throughout fiscal year 1997.

Interest expense increased by approximately $13,000, or 6%, for the fiscal quarter ended October 31, 1996 compared with the fiscal quarter ended October 31, 1995. The increase was primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements partially offset by a decrease in the prime rate for the three-month period ended October 31, 1996.

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended October 31, 1996 and 1995 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries. However, a provision for U.S. Federal and state alternative minimum tax has been recorded for the three-month period ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, the Company had working capital of approximately $3,148,000 and a ratio of current assets to current liabilities of approximately 1.20:1, compared with working capital of approximately $3,124,000 and a ratio of 1.23:1 as of July 31, 1996. During the fiscal quarter ended October 31, 1996, the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases to support the current and anticipated future sales levels.

Inventories at October 31, 1996, were at a higher level due, in part, to delays in sales and shipments of finished goods in the first quarter of fiscal 1997. These delays resulted in lower sales in the first quarter of fiscal 1997 than would have otherwise been attained, and were caused by the limited availability under the Company's line of credit (as discussed below). The limited availability under the line of credit delayed the Company's ability to obtain finished goods inventory shipped from foreign vendors, which goods were required to complete customer orders.

During the fiscal quarters ended October 31, 1996 and 1995, cash used for capital expenditures was approximately $91,000 and $132,000 respectively. Capital expenditures for the remainder of fiscal year 1997 are expected to be under $500,000.

Pico Macom has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate (8.25% at October 31, 1996) plus 1.25%. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement, which is subject to review and renewal on December 31, 1997. The credit facility is subject to certain financial tests and covenants. At October 31, 1996, Pico Macom had approximately $9,213,000 in revolving loans outstanding and approximately $43,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $585,000.

At October 31, 1996, the Company was in technical violation of certain financial covenants relating to Pico Macom's bank line of credit. These covenants restrict the maximum advances to affiliates by Pico Macom and establish certain minimum and maximum financial ratios. Pico Macom's bank has issued a waiver of these violations effective October 31, 1996. All other covenants relating to this line of credit were met as of October 31, 1996.

As described below, subsequent to October 31, 1996, the Company completed a private placement financing. On a pro forma basis, after giving effect to the private placement, Pico Macom's financial covenants were in compliance with the line of credit agreement.

During the second half of fiscal year 1996, Management determined that the Company's credit arrangements, along with an inventory reduction program implemented by the Company, would not provide sufficient cash to fund growth in the Company's sales and planned operations for fiscal year 1997 and beyond. Consequently, on November 21, 1996, the Company completed a private placement financing totaling $6 million with two institutional investors to provide funds for general working capital requirements and investment in new product development, market development, and upgrade of facilities. The private placement consisted of $5 million of seven-year 12 percent subordinated debentures sold to Allied Capital Corporation of Washington, D.C. and certain of its affiliates, and $1 million of seven-year 12 percent redeemable preferred stock sold to The Sinkler Corporation of Wilmington, Delaware. In connection with the financing, Allied Capital Corporation and affiliates received warrants to purchase 779,313 shares of the Company's common stock, The Sinkler Corporation received warrants to purchase 155,863 shares of the Company's common stock, and Shipley Raidy Capital Partners, LP, the Company's investment banker, received warrants to purchase 20,000 shares of the Company's common stock. Additionally, Allied Capital Corporation and affiliates, and The Sinkler Corporation, received warrants to purchase, in the aggregate, up to 18% of the number of shares of the Company's common stock resulting from the exercise from time to time by holders of options and warrants previously granted by the Company. The warrants are exercisable at a price of

$1.81 per share, the average closing price of the Company's common stock for the 30 trading days prior to November 21, 1996.

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

                              PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Incorporated by reference from financial statement footnote number 4 of Part I.

ITEM 2.  CHANGES IN SECURITIES

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and certain of its subsidiaries issued subordinated debentures and preferred stock in the face amounts of $5 million and $1 million, respectively, on November 21, 1996. The debentures and the preferred stock were issued pursuant to the terms of agreements which contain various financial and other covenants. These agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    3(a) Complete copy of the Certificate of Incorporation of the Company, as amended on November 19, 1996.

    3(b)c     By-Laws of the Company, as amended on December 17, 1987.

    4(a)b     1981 Non-Qualified Stock Option Plan

    4(b)a     1982 Incentive Stock Option Plan

    4(c)d     1992 Incentive Stock Plan

    4(d)e Warrant Certificates issued to Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, dated February 10, 1993.

    4(e)f Warrant Certificate issued to City National Bank, dated February 10, 1993.

    4(f)g     Amendment to 1992 Incentive Stock Plan.

    Note: Key to Index of Exhibits Incorporated by Reference follows this List of Exhibits.

    4(g)h     Amendment to 1981 Non-Qualified Stock Option Plan.

    4(h) Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated November 21, 1996.

    4(i) Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:



                        Holder                        Amount
              --------------------------------     ----------

              Allied Investment Corporation        $2,300,000
              Allied Investment Corporation II     $1,450,000
              Allied Capital Corporation II        $  550,000

    4(j) Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

    4(k) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                        Holder                       Shares
              --------------------------------     ----------

              Allied Investment Corporation          358,484
              Allied Investment Corporation II       226,001
              Allied Capital Corporation II           85,724
              The Sinkler Corporation                155,863
              Shipley Raidy Capital Partners, LP      20,000


    Note: Key to Index of Exhibits Incorporated by Reference follows this List of Exhibits.

    4(l) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                                  Percentage of
                        Holder                        Shares
              --------------------------------    --------------

              Allied Investment Corporation           6.9%
              Allied Investment Corporation II        4.35%
              Allied Capital Corporation II           1.65%
              The Sinkler Corporation                 3.0%

    4(m) Registration Rights Agreement between the Company, Allied Capital Corporation and certain of its affiliated companies, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, Shipley Raidy Capital Partners, LP, and The Sinkler Corporation, dated November 21,1996.

    10(r) Amendment No. 4 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc. (original agreement dated May 25,
              1994) - amendment dated November 25, 1996.

    11.1      Computation of Per Share Earnings.

    27        Financial Data Schedule (included only in the EDGAR filing).

    See next page for Key to Index of Exhibits Incorporated by Reference.



    (b)  Reports on Form 8-K:

         None.

KEY TO INDEX OF EXHIBITS INCORPORATED BY REFERENCE


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

e Previously filed as exhibits to Schedule 13D, dated February 16, 1993, filed by Standard Chartered Equitor Trustee CI Limited, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, and incorporated by reference.

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

                                  PICO PRODUCTS, INC.

                                  REGISTRANT


DATE:  December 9, 1996           /s/ Joseph T. Kingsley
                                  -------------------------------------
                                  Senior Vice President of Finance
                                  Chief Financial Officer

                                  FORM 10-Q

                        QUARTER ENDED OCTOBER 31, 1996

                             LIST OF NEW EXHIBITS


3(a) Complete copy of the Certificate of Incorporation of the Company, as amended on November 19, 1996.

4(h) Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated November 21, 1996.

4(i) Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                    Holder                        Amount
          --------------------------------     ----------

          Allied Investment Corporation        $2,300,000
          Allied Investment Corporation II     $1,450,000
          Allied Capital Corporation II        $  550,000

4(j) Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

4(k) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                    Holder                       Shares
          --------------------------------     ----------

          Allied Investment Corporation          358,484
          Allied Investment Corporation II       226,001
          Allied Capital Corporation II           85,724
          The Sinkler Corporation                155,863
          Shipley Raidy Capital Partners, LP      20,000

4(l) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                              Percentage of
                    Holder                        Shares
          --------------------------------    --------------

          Allied Investment Corporation           6.9%
          Allied Investment Corporation II        4.35%
          Allied Capital Corporation II           1.65%
          The Sinkler Corporation                 3.0%

4(m) Registration Rights Agreement between the Company, Allied Capital Corporation and certain of its affiliated companies, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, Shipley Raidy Capital Partners, LP, and The Sinkler Corporation, dated November 21,1996.

10(r) Amendment No. 4 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc. (original agreement dated May 25,
          1994) - amendment dated November 25, 1996.

11.1      Computation of Per Share Earnings.

27        Financial Data Schedule (included only in the EDGAR filing).