Form 10-Q
period 1997-01-31
PICO PRODUCTS INC
filed 1997-03-14
CIK 352994

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


       (Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   JANUARY 31 ,1997
                                     ---------------------
                                             OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ---------     --------

                          Commission File Number   1-8342

                                 PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        NEW YORK                                 15-0624701
-----------------------------------    --------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                        91342
----------------------------------------    ---------------------
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

              YES    X                      NO
                   -----                       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1997.

Common Stock, $0.01 par value                      4,165,246
------------------------------              ----------------------
            Class                              Number of Shares

                                 PICO PRODUCTS, INC.

                                        INDEX
                                        -----


                                                           Page No.
                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         January 31, 1997 and July 31, 1996                  3-4

         Condensed Consolidated Statements
         of Operations - Three and Six Months
         Ended January 31, 1997 and 1996                     5

         Condensed Consolidated Statements
         of Cash Flows - Six Months Ended
         January 31, 1997 and 1996                           6

         Notes to Condensed Consolidated Financial
         Statements                                          7-10

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                           11-15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                   16

Item 2.  Changes in Securities                               16

Item 4.  Submission of Matters to a Vote of
         Security Holders                                    16

Item 6.  Exhibits and Reports on Form 8-K                    16-19

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PICO PRODUCTS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                 January 31,       July 31,
                                                     1997            1996
                                                 -----------    ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                      $    51,764     $   159,669
       Accounts receivable (less allowance
    for doubtful accounts: January 31,
    1997, $ 250,000; July 31, 1996,
     $200,000)                                     5,504,376       5,289,288
  Inventories (Note 2)                            15,063,892      10,933,244
  Prepaid expenses and other current
     assets                                          477,152         191,215
                                                 -----------    ------------

     TOTAL CURRENT ASSETS                         21,097,184      16,573,416
                                                 -----------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Buildings                                          217,255         217,255
  Leasehold improvements                             345,136         345,136
  Machinery and equipment                          2,854,123       2,637,609
                                                 -----------    ------------
                                                   3,416,514       3,200,000
  Less accumulated depreciation
     and amortization                              2,518,834       2,393,995
                                                 -----------    ------------
                                                     897,680         806,005
                                                 -----------    ------------
OTHER ASSETS:

  Patents and licenses (less accumulated
     amortization: January 31, 1997,
     $ 65,168; July 31, 1996, $62,180)               156,042         159,030
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization:  January 31, 1997,
     $ 381,450; July 31, 1996, $366,930)             195,985         210,505
  Deposits and other noncurrent assets               657,641          195,582
                                                 -----------    ------------
                                                   1,009,668         565,117
                                                 -----------    ------------

                                                 $23,004,532     $17,944,538
                                                 -----------    ------------
                                                 -----------    ------------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)
                                     (Unaudited)

                                              January 31,         July 31,
                                                 1997               1996
                                            ------------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable (Notes 5 & 6)                $ 8,429,298        $ 8,227,776
  Current portion of long-term debt              314,242            311,086
  Accounts payable                             3,092,524          3,921,081
  Accrued expenses:
    Legal and accounting                         117,323            170,497
    Payroll and payroll taxes                    470,040            506,742
    Other accrued liabilities                    265,978            312,193
                                            ------------        -----------
      TOTAL CURRENT LIABILITIES               12,689,405         13,449,375
                                            ------------        -----------

LONG-TERM DEBT (Note 6)                        4,246,417             39,414
                                            ------------        -----------

COMMITMENTS AND CONTINGENCIES (Note 4)             -                  -

REDEEMABLE PREFERRED STOCK, $.01 par
     value; authorized 500,000 shares;
     issued and outstanding 1,000 shares
     at January 31, 1997 and -0- shares
     at July 31, 1996 (Note 6)                   839,587              -

SHAREHOLDERS' EQUITY (Notes 6 and 7):

   Common shares, $.01 par value;
     authorized 15,000,000 shares;
     issued and outstanding 4,065,246
     shares at January 31, 1997 and
     4,052,246 shares at July 31, 1996            40,652             40,522
   Additional paid-in capital                 23,054,795         22,035,178
   Stock subscriptions receivable               (115,000)          (115,000)
   Accumulated deficit                       (17,659,139)       (17,409,924)
   Cumulative translation adjustment            ( 92,185)           (95,027)
                                            ------------        -----------

     TOTAL SHAREHOLDERS' EQUITY                5,229,123          4,455,749
                                            ------------        -----------

                                             $23,004,532        $17,944,538
                                            ------------        -----------
                                            ------------        -----------


    See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                             Three Months Ended                      Six Months Ended
                                                 January 31,                            January 31,
                                       ------------------------------         -------------------------------
                                          1997                1996               1997                 1996
                                       ----------          ----------         -----------         -----------
SALES                                  $8,867,254          $8,486,258         $18,565,442         $16,860,220
COSTS AND EXPENSES:
  Cost of sales                         6,701,854           6,364,732          14,031,926          12,609,997
  Selling and administrative
    expenses                            2,177,345           1,985,431           4,207,367           3,886,193
                                       ----------          ----------         -----------         -----------
TOTAL COSTS AND EXPENSES                8,879,199           8,350,163          18,239,293          16,496,190
                                       ----------          ----------         -----------         -----------

INCOME (LOSS) FROM OPERATIONS             (11,945)            136,095             326,149             364,030

INTEREST INCOME                             3,834               3,081               7,668               4,890
INTEREST EXPENSE                         (317,624)           (238,462)           (558,699)           (466,149)
                                       ----------          ----------         -----------         -----------
INCOME (LOSS) BEFORE
  INCOME TAXES                           (325,735)            (99,286)           (224,882)            (97,229)
                                       ----------          ----------         -----------         -----------
INCOME TAX PROVISION
  (Note 3)                                 -                   -                   -                   -
                                       ----------          ----------         -----------         -----------
NET INCOME (LOSS)                        (325,735)            (99,286)           (224,882)            (97,229)
                                       ----------          ----------         -----------         -----------

DIVIDENDS ON PREFERRED STOCK               24,333              -                   24,333              -
                                       ----------          ----------         -----------         -----------
NET INCOME (LOSS)
  ATTRIBUTABLE TO
  COMMON STOCK                         $ (350,068)         $  (99,286)        $  (249,215)        $   (97,229)
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------
NET INCOME (LOSS) PER
  COMMON AND COMMON
  EQUIVALENT SHARE:

  Primary                              $   (0.09)          $   (0.03)         $    (0.06)         $    (0.03)
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------

  Fully diluted                        $   (0.09)          $   (0.03)         $    (0.06)         $    (0.03)
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------
WEIGHTED AVERAGE COMMON
  AND EQUIVALENT SHARES
  OUTSTANDING:

  Primary                               4,062,637           3,684,746           4,058,632           3,668,266
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------
  Fully diluted                         4,062,637           3,684,746           4,058,632           3,668,266
                                       ----------          ----------         -----------         -----------
                                       ----------          ----------         -----------         -----------


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      Six Months Ended
                                                         January 31,
                                               ------------------------------
                                                 1997                 1996
                                               ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                             $ (224,882)         $  (97,229)
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
   Depreciation and amortization                  199,799             176,248
   Changes in operating assets
    and liabilities                            (5,622,743)         (1,173,532)
                                               ----------          ----------
NET CASH USED IN
  OPERATING ACTIVITIES                         (5,647,826)         (1,094,513)
                                               ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (159,620)           (180,024)
                                               ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under a
    line of credit agreement                      201,522           1,269,064
  Issuance of long-term debt (Note 6)           5,000,000                -
  Issuance of preferred stock(Note 6)           1,000,000                -
  Private placement financing expenses(Note 6)   (449,613)               -
  Principal payments on long-term debt            (54,168)            (62,341)
  Proceeds from exercise of stock options          15,800              20,125
  Dividends paid on preferred stock                14,000                -
                                               ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       5,699,541           1,226,848
                                               ----------          ----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                           (107,905)           ( 47,689)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             159,669             501,525
                                               ----------          ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $   51,764          $  453,836
                                               ----------          ----------
                                               ----------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six month periods ended January 31, 1997 and 1996 the Company financed the purchase of office and test lab equipment totaling approximately $87,000 and $62,000, respectively.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of January 31, 1997, and the results of its operations and its cash flows for the three and six-month periods ended January 31, 1997 and 1996. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2) INVENTORIES

The composition of inventories was as follows:

                             January 31,           July 31,
                                 1997                1996
                             ------------        ------------

Raw materials                 $5,232,611         $ 3,485,548
Work in process                  823,188             636,072
Finished goods                 9,008,093           6,811,624
                             ------------        ------------

                             $15,063,892         $10,933,244
                             ------------        ------------
                             ------------        ------------


(3) INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and six-month periods ended January 31, 1997 and 1996 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

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

(5)  DEBT COVENANT VIOLATION AND NEW DEBT COVENANTS

At October 31, 1996, the Company was in technical violation of several financial covenants relating to Pico Macom's bank revolving line of credit. These covenants restrict the maximum advances to affiliates by Pico Macom and limit certain financial ratios. Pico Macom's bank issued a waiver of these violations effective October 31, 1996. All other covenants relating to this line of credit were met as of October 31, 1996.

As described below, subsequent to October 31, 1996, the Company completed a private placement financing. The financing agreements require the Company to meet certain financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these new agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions. At January 31, 1997, the Company was in compliance with all financial covenants related to the private placement and the bank revolving line of credit.

(6) NEW FINANCING

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

Additionally, the Company issued warrants to the investors providing for the purchase, in the aggregate, of up to 18% of the number of shares of the Company's common stock resulting from the exercise from time-to-time by holders of options and warrants previously granted by the Company. These contingent warrants are exercisable no later than 10 years from the date of issuance, at a price of $1.81 per share.

The Company has preliminarily measured the fair value of the warrants issued in connection with the financing. This value has been allocated as a discount applied against the related long-term debt and preferred stock and will be amortized over the seven-year term of the debt and preferred stock.

(7) DEBT CONVERSION TO EQUITY

In February 1993, the Company completed private placement financings totaling $1,000,000. The financings consisted of three notes. The first note for $500,000 was paid in full in May 1994. The second and third notes totaling $500,000 provided for interest at 8% and were payable in two equal installments in February 1996 and in February 1997. In connection with the financings, the Company issued warrants for 425,000 shares of its common stock, exercisable through fiscal year 1998 at $1.00 per share.

In February 1996, the Company was notified by the holders of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed in March 1996.

On February 7, 1997, the Company was notified by the holders of the two outstanding notes payable that they intended to exercise their remaining 100,000 warrants to purchase common stock of the Company as a partial offset against the final $250,000 installment payment due on the debt. This transaction was completed in February 1997.

The holder of the two outstanding notes payable has agreed to defer the remaining $150,000 payment due on the debt until May 1997. This debt will accrue interest at an increased annual rate of 12.25% until the debt is paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion compares the operations of the Company for the three and six-month periods ended January 31, 1997 with the operations for the three and six-month periods ended January 31, 1996, as shown by the unaudited condensed consolidated statements of operations included in this quarterly report.

RESULTS OF OPERATIONS

Sales increased by approximately $1,705,000, or 10%, for the six months ended January 31, 1997 compared with the six months ended January 31, 1996, and sales increased by approximately $381,000, or 5%, for the fiscal quarter ended January 31, 1997 compared to the same period in the previous fiscal year. The Company's Pico Macom subsidiary recorded sales increases of approximately $1,800,000 (or 14%) and $841,000 (or 13%), respectively, for the six and three month periods ended January 31, 1997 compared to the same periods in the previous fiscal year. These increases were primarily due to continued demand for Satellite Master Antenna Television (SMATV) products in South America and the Middle East. The Company's CATV division recorded sales decreases of approximately $343,000 (or 11%) and $561,000 (or 36%), respectively, for the six and three month periods ended January 31, 1997 compared to the same periods in the pervious fiscal year. These decreases were primarily due to an industry-wide downturn in demand for single channel pay TV decoders. However, during the second quarter of the current fiscal year the Company began shipments of a new high pass filter used in two-way interactive communications systems. The Company's Hong Kong subsidiary recorded sales increases of approximately $292,000 (or 74%) and $108,000 (or 50%), respectively, for the six and three month periods ended January 31, 1997 compared to the same periods in the previous fiscal year.
These increases were primarily due to increased sales of lower margin third-party products and marketing efforts in China, Hong Kong and Southeast Asia.

Although total sales increased for both the six and three month periods, sales were substantially below the Company's targeted sales levels. This shortfall has resulted in an inventory buildup at January 31, 1997 which management is addressing through an expansion of its sales and marketing efforts and an aggressive inventory reduction program. Management believes that the Company's overall sales during the remainder of fiscal year 1997 will show a slight improvement over the same period of the prior fiscal year due to increased availability of existing products, the introduction of new products, and the impact of increased sales and marketing efforts.

Cost of sales increased by approximately $1,422,000, or 11%, for the six months ended January 31, 1997 compared with the six months ended January 31, 1996, and the cost of sales increased by $337,000, or 5%, for the fiscal quarter ended January 31, 1997 compared with the same fiscal quarter in the previous year. Cost of sales as a percentage of sales increased by 1% (from 75% to 76%) for the six and three month periods ended January 31, 1997 versus the same periods in the previous fiscal year. The dollar increase in cost of sales was primarily attributable to the increase in sales volume. The 1% increase in cost of sales as a percentage of sales was primarily due to the lower margins generated by the sales for third-party products by the Company's Hong Kong subsidiary, price competition which has resulted in price reductions for some of the Company's products, under-absorption of overhead as a result of reduced single channel trap sales, and startup costs related to initial manufacturing of some of the Company's new products.

Selling and administrative expenses increased by approximately $321,000, or 8%, for the six months ended January 31, 1997 compared to the six months ended January 31, 1996, and increased by approximately $192,000, or 10%, for the fiscal quarter ended January 31, 1997 compared to the same fiscal quarter of the previous year. The primary reason for the increases in selling and administrative expenses were continuing expenditures related to development of new markets in Asia, South America and the Middle East.

Interest expense increased by approximately $ 93,000, or 20%, for the six months ended January 31, 1997 compared with the six months ended January 31, 1996, and the interest expense increased by approximately $79,000, or 33%, for the fiscal quarter ended January 31, 1997 compared with the same fiscal quarter of the previous year. The increases were primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's increased working capital levels. Working capital is higher than planned due to the Company's sales being substantially below targeted levels during the six months ended January 31, 1997, thus resulting in an inventory buildup. Additionally, interest increased during the fiscal quarter ended January 31, 1997 due to the higher interest rates on the $5 million subordinated debt financing completed in November 1996.

No provision for U.S. Federal and state income taxes or foreign income taxes has been recorded for the three and six-month periods ended January 31, 1997 and 1996 due to the Company's U.S. Federal, state and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

The Company recorded a net loss in the three-month period ended January 31, 1997 of approximately $326,000. Return to profitability is contingent upon a resurgence of demand for the Company's products coupled with an effective inventory reduction program to bring stocking levels in line with Company requirements.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company had working capital of approximately $8,408,000 and a ratio of current assets to current liabilities of approximately
1.66 to 1, compared with working capital of approximately $3,124,000 and a ratio of approximately 1.23 to 1 as of July 31, 1996. The increase in working capital was primarily due to the $6 million private placement in November 1996 (long-term financing described below). During the six-month period ended January 31, 1997, the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases to support the Company's targeted sales levels.

During the six-month period ended January 31, 1997 and 1996, cash used for capital expenditures was approximately $160,000 and $180,000, respectively. Capital expenditures for the remainder of fiscal year 1997 are expected to be under $500,000.

Pico Macom, Inc. ("Pico Macom"), a wholly-owned subsidiary of the Company, has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate (8.25% at January 31, 1997) plus 1.25%. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement, which is subject to review and renewal on December 31, 1997. The credit facility is subject to certain financial tests and covenants. At January 31, 1997, Pico Macom had approximately $8,429,000 in revolving loans outstanding and approximately $30,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $1,018,000.

At October 31, 1996, the Company was in technical violation of several financial covenants relating to Pico Macom's bank revolving line of credit. These covenants restrict the maximum advances to affiliates by Pico Macom and limit certain financial ratios. Pico Macom's bank issued a waiver of these violations effective October 31, 1996. All other covenants relating to this line of credit were met as of October 31, 1996.

As described below, subsequent to October 31, 1996, the Company completed a private placement financing. The financing agreements require the Company to meet certain financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these new agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions. At January 31, 1997, the Company was in compliance with all financial covenants related to the private placement and the bank revolving line of credit.

During the second half of fiscal year 1996, management determined that the Company's credit arrangements, along with an inventory reduction program implemented by the Company, would not provide sufficient cash to fund growth in the Company's sales and planned operations for fiscal year 1997 and beyond. Consequently, on November 21, 1996, the Company completed a private placement financing totaling $6 million with two institutional investors to provide funds for general working capital requirements and investment in new product development, market development, and upgrade of facilities. The private placement consisted of $5 million of seven-year 12 percent subordinated debentures sold to Allied Capital Corporation of Washington, D.C. and certain of its affiliates, and $1 million of seven-year 12 percent redeemable preferred stock sold to The Sinkler Corporation of Wilmington, Delaware. In connection with the financing, Allied Capital Corporation and affiliates received warrants to purchase 779,313 shares of the Company's common stock, The Sinkler Corporation received warrants to purchase 155,863 shares of the Company's common stock, and Shipley Raidy Capital Partners, LP, the Company's investment banker, received warrants to purchase 20,000 shares of the Company's common stock. Additionally, Allied Capital Corporation and affiliates and The Sinkler Corporation received warrants to purchase, in the aggregate, up to 18% of the number of shares of the Company's common stock resulting from the exercise from time to time by holders of options and warrants previously granted by the Company. The warrants are exercisable at a price of $1.81 per share, the average closing price of the Company's common stock for the 30 trading days prior to November 21, 1996.

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

FORWARD LOOKING STATEMENTS

Statements which are not historical facts, including statements about the Company's confidence, strategies and expectations, technologies and opportunities, industry and market segment growth, demand and acceptance of new and existing products, and return on investments in products and markets, are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, industry market conditions caused by changes in the supply and demand for the Company's products, the continuing strength of the markets served by the Company, competitor pricing, maintenance of the Company's current momentum and other factors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 1996, the Company held its 1996 annual meeting of shareholders. Management's nominees for director were elected by the following votes: Charles
G. Emley, Jr., 2,748,000 (262,607 withheld); David A. Heenan, 2,507,800 (502,807 withheld); Everett T. Keech, 1,744,096 (1,266,511 withheld); E.B. Leisenring, Jr., 2,516,800 (493,807 withheld); Pierson G. Mapes, 2,743,800 (266,807 withheld); William W. Mauritz, 2,501,600 (509,007 withheld). Management's proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent accountants for the fiscal year ending July 31, 1997, was approved by the following vote: 2,789,392 for; 100,815 against; and 120,400 abstentions. Management's proposal to adopt the Company's 1996 Incentive Stock Plan was approved by the following vote: 2,104,035 for; 873,847 against; and 32,725 abstentions. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

    3(a)i Complete copy of the Certificate of Incorporation of the Company, as amended on November 19, 1996.

    3(b)c     By-Laws of the Company, as amended on December 17, 1987.

Note:   Key to Index of Exhibits Incorporated by Reference follows this List of
Exhibits.

    4(a)b     1981 Non-Qualified Stock Option Plan.

    4(b)a     1982 Incentive Stock Option Plan.

    4(c)d     1992 Incentive Stock Plan.

    4(d)e Warrant Certificates issued to Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund,dated February 10, 1993.

    4(e)f Warrant Certificate issued to City National Bank, dated February 10, 1993.

    4(f)g     Amendment to 1992 Incentive Stock Plan.

    4(g)h     Amendment to 1981 Non-Qualified Stock Option Plan.

    4(h)i Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated November 21, 1996.

    4(i)i Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                        Holder                            Amount
              ---------------------------             -----------------

              Allied Investment Corporation             $2,300,000
              Allied Investment Corporation II          $1,450,000
              Allied Capital Corporation II             $  550,000

    4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

    4(k)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The

              Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                   Holder                        Shares
         -------------------------------    ----------------
         Allied Investment Corporation           358,484
         Allied Investment Corporation II        226,001
         Allied Capital Corporation II            85,724
         The Sinkler Corporation                 155,863
         Shipley Raidy Capital Partners, LP       20,000

4(1)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                            Percentage of
                      Holder                    Shares
         -------------------------------    ---------------
         Allied Investment Corporation           6.9%
         Allied Investment Corporation II        4.35%
         Allied Capital Corporation II           1.65%
         The Sinkler Corporation                 3.0%

    4(m)i Registration Rights Agreement between the Company, Allied Capital Corporation and certain of its affiliated companies, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, Shipley Raidy Capital Partners, LP, and The Sinkler Corporation, dated November 21, 1996.

    4(n)j     Amended and Restated 1996 Incentive Stock Plan.

    10(s) Employment Agreement between Pico Macom, Inc. and Robert G. Cunningham, dated December 12, 1996.

    11.1      Computation of Per Share Earnings.

    27        Financial Data Schedule (included only in the EDGAR filing.)

    Note: Key to Index of Exhibits Incorporated by Reference follows this List of Exhibits.

(b)  Reports on Form 8-K:


Current report on Form 8-K dated November 22, 1996.

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

e Previously filed as exhibits to Schedule 13D, dated February 19, 1993, filed by Standard Chartered Equitor Trustee CI Limited, Scimiter Development Capital Fund and Scimitar Development Capital "B" Fund, and incorporated by reference.

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

i Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1996 and incorporated by reference.

j Previously filed by the Company as an amendment to the Company's definitive proxy statement dated December 4, 1996 and incorporated by reference.

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

                                  PICO PRODUCTS, INC.

                                  REGISTRANT


DATE:  March 7, 1997              /s/ Joseph T. Kingsley
                                  ----------------------------------------

                                  Senior Vice President of Finance
                                  and Chief Financial Officer

                                    FORM 10-Q

                          QUARTER ENDED JANUARY 31, 1997

                               LIST OF NEW EXHIBITS



10(s) Employment Agreement between Pico Macom, Inc. and Robert G. Cunningham, dated December 12, 1996.

11.1     Computation of Per Share Earnings.

27       Financial Data Schedule (included only in the EDGAR filing).