Form 10-Q
period 1997-04-30
PICO PRODUCTS INC
filed 1997-06-16
CIK 352994

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


               (Mark One)
( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   April 30 ,1997
                                              -------------------

                                         OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------

                          Commission File Number      1-8342
                                                 ----------------

                                 PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          NEW YORK                                         15-0624701
--------------------------------                 ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                   91342
----------------------------------------             -------------------------
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

              YES  X                                  NO
                  ---                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1997.

Common Stock, $0.01 par value                              4,175,913
-----------------------------                         -------------------
          Class                                         Number of Shares

                                 PICO PRODUCTS, INC.

                                        INDEX
                                        -----

                                                                       Page No.
PART I.  FINANCIAL INFORMATION                                        ----------

Item 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
         April 30, 1997 and July 31, 1996                               3-4

         Condensed Consolidated Statements
         of Operations - Three and Nine Months
         Ended April 30, 1997 and 1996                                  5

         Condensed Consolidated Statements
         of Cash Flows - Nine Months Ended
         April 30, 1997 and 1996                                        6-7

         Notes to Condensed Consolidated Financial
         Statements                                                     8-11

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                                      12-16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 6.  Exhibits and Reports on Form 8-K                               17-20

                           PART I -- FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                   April 30,     July 31,
                                                     1997          1996
                                                   ---------    ----------
ASSETS
------

CURRENT ASSETS:

  Cash and cash equivalents                       $  70,917     $  159,669

  Accounts receivable (less allowance
    for doubtful accounts: April 30,
    1997, $250,000; July 31, 1996,
    $200,000)                                     5,203,105      5,289,288
  Inventories (Note 2)                           15,861,155     10,933,244
  Prepaid expenses and other current assets         299,201        191,215
                                                 ----------     ----------
    TOTAL CURRENT ASSETS                         21,434,378     16,573,416
                                                 ----------     ----------

PROPERTY, PLANT AND EQUIPMENT:

  Buildings                                         217,255        217,255
  Leasehold improvements                            351,926        345,136
  Machinery and equipment                         3,171,700      2,637,609
                                                 ----------     ----------

                                                  3,740,881      3,200,000
  Less accumulated depreciation
    and amortization                              2,606,506      2,393,995
                                                 ----------     ----------
                                                  1,134,375        806,005
                                                 ----------     ----------

OTHER ASSETS:

  Patents and licenses (less accumulated
    amortization: April 30, 1997,
    $66,662; July 31, 1996, $62,180)                154,548        159,030

  Excess of cost over net assets of
    businesses acquired (less accumulated
    amortization:  April 30, 1997,
    $388,710; July 31, 1996, $366,930)              188,725        210,505
  Deposits and other noncurrent assets              640,128        195,582
                                                 ----------     ----------
                                                    983,401        565,117
                                                 ----------     ----------

                                                $23,552,154   $17,944,538
                                                 ----------     ----------
                                                 ----------     ----------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)
                                     (Unaudited)



                                                   April 30,      July 31,
                                                     1997           1996
                                                  -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable (Note 5)                        $ 8,793,698    $ 8,227,776
  Current portion of long-term debt (Note 6)        287,886        311,086
  Accounts payable                                3,829,417      3,921,081
  Accrued expenses:
    Legal and accounting                            193,965        170,497
    Payroll and payroll taxes                       545,772        506,742
    Other accrued liabilities                       306,200        312,193
                                                ------------  ------------
       TOTAL CURRENT LIABILITIES                 13,956,938     13,449,375
                                                ------------  ------------
LONG-TERM DEBT (Note 6)                           4,437,060        39,414
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 4)                    -             -

REDEEMABLE PREFERRED STOCK, $.01 par
  value; authorized 500,000 shares;
  issued and outstanding 1,000 shares
  at April 30, 1997 and -0- shares
  at July 31, 1996 (Note 6)                         846,537              -


SHAREHOLDERS' EQUITY (Notes 6 and 7):

  Common shares, $.01 par value;
    authorized 15,000,000 shares;
    issued and outstanding 4,175,913
    shares at April 30, 1997 and
    4,052,246 shares at July 31, 1996                41,759         40,522
  Additional paid-in capital                     23,168,442     22,035,178
  Stock subscriptions receivable                   (115,000)      (115,000)
  Accumulated deficit                           (18,690,506)   (17,409,924)
  Cumulative translation adjustment                 (93,076)       (95,027)
                                                ------------  ------------
TOTAL SHAREHOLDERS' EQUITY                        4,311,619     4,455,749
                                                ------------  ------------
                                                $23,552,154   $17,944,538
                                                ------------  ------------
                                                ------------  ------------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                       Three Months Ended           Nine Months Ended
                                                           April 30,                     April 30,
                                                 -------------------------    ---------------------------
                                                    1997           1996           1997            1996
                                                 ----------     ----------    -----------     -----------
SALES                                            $7,770,948     $9,125,971    $26,336,390    $25,986,191
COSTS AND EXPENSES:
  Cost of sales                                   6,090,096      6,908,521     20,122,021     19,518,518
  Selling and administrative
    expenses                                      2,316,895      2,228,527      6,524,262      6,114,720
                                                 ----------     ----------     ----------    -----------

TOTAL COSTS AND EXPENSES                          8,406,991      9,137,048     26,646,283     25,633,238
                                                 ----------     ----------     ----------     ----------

INCOME (LOSS) FROM OPERATIONS                      (636,043)       (11,077)      (309,893)       352,953

INTEREST INCOME                                       4,267          7,379         11,935         12,269
INTEREST EXPENSE                                   (369,925)      (242,898)      (928,624)      (709,047)
                                                 ----------     ----------     ----------    -----------
LOSS BEFORE
  INCOME TAXES                                   (1,001,701)      (246,596)    (1,226,582)      (343,825)
                                                 ----------     ----------     ----------    -----------

INCOME TAX PROVISION
  (Note 3)                                                -              -              -              -
                                                 ----------     ----------     ----------    -----------

NET LOSS                                         (1,001,701)      (246,596)    (1,226,582)      (343,825)
                                                 ----------     ----------     ----------    -----------

DIVIDENDS ON PREFERRED STOCK                         29,667              -         54,000              -
                                                 ----------     ----------     ----------    -----------

NET LOSS
  ATTRIBUTABLE TO
  COMMON STOCK                                  $(1,031,368)    $ (246,596)   $(1,280,582)   $  (343,825)
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

NET LOSS PER
  COMMON AND COMMON
  EQUIVALENT SHARE:

  Primary                                       $     (0.25)    $    (0.06)   $     (0.31)   $     (0.09)
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

  Fully diluted                                 $     (0.25)    $    (0.06)   $     (0.31)   $     (0.09)
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

WEIGHTED AVERAGE COMMON
  AND EQUIVALENT SHARES
  OUTSTANDING:

Primary                                           4,157,486      3,821,368      4,090,493      3,718,555
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

Fully diluted                                     4,157,486      3,821,368      4,090,493      3,718,555

                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                      Nine Months Ended
                                                          April 30,
                                                ---------------------------
                                                    1997           1996
                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,226,582)   $  (343,825)

  Adjustments to reconcile net loss
    to net cash used in
    operating activities:

    Depreciation and amortization                   344,161        272,132
    Changes in operating assets
     and liabilities                             (5,023,242)    (1,355,953)
                                                -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES            (5,905,663)    (1,427,646)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (  232,130)      (203,708)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under a
    line of credit agreement                        565,922      1,701,882
  Issuance of long-term debt (Note 6)             5,000,000              -
  Issuance of preferred stock (Note 6)            1,000,000              -
  Private placement financing expenses(Note 6)     (453,311)             -
  Principal payments on long-term debt              (77,370)       (94,058)
  Proceeds from exercise of stock options            27,800         56,725
  Dividends paid on preferred stock                 (14,000)             -
                                                -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         6,049,041      1,664,549
                                                -----------    -----------

NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS                              (88,752)        33,195

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               159,669        501,525
                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $   70,917    $   534,720
                                                -----------    -----------
                                                -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine month periods ended April 30, 1997 and 1996 the Company financed the purchase of computer, office, and test lab equipment totaling approximately $339,000 and $31,000, respectively.

(Continued on next page)

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Continued)
                                     (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):

In March 1996 the holder of $250,000 of the Company's notes payable exercised 250,000 warrants to purchase common stock of the Company at $1.00 per share. In February 1997 the holder of $100,000 of Company's notes payable exercised 100,000 warrants to purchase common stock of the Company at $1.00 per share.
The proceeds from the exercises of the warrants offset the payments due on the debt.

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

                                 PICO PRODUCTS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1) GENERAL

Pico Products, Inc. and its subsidiaries (the "Company") design, manufacture and distribute products and systems for the pay TV and cable TV industry (CATV), broadband communications and other signal distribution markets. These other distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes. Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air" (or broadcast) signals at a single source known as the "headend". The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business-to-business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products. Finally, the Company is pursuing development and introduction of broadband communications products that will support high speed internet transmissions.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of April 30, 1997, and the results of its operations and its cash flows for the three and nine-month periods ended April 30, 1997 and 1996. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company for the fiscal quarter ending January 31, 1998 and earnings per share for all prior periods will be restated upon adoption.

2)  INVENTORIES

The composition of inventories was as follows:


                                      April 30,            July 31,
                                        1997                 1996
                                    -------------        ------------

Raw materials                       $   6,173,627        $  3,485,548
Work in process                         1,171,065             636,072
Finished goods                          8,516,463           6,811,624
                                    -------------        ------------
                                    $  15,861,155        $ 10,933,244
                                    -------------        ------------
                                    -------------        ------------

(3) INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and nine-month periods ended April 30, 1997 and 1996 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

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

In March 1997 the Company received a follow-on request for additional information in this matter and has provided all information requested.

OTHER

The Company is involved, from time to time, in certain other legal actions arising in the normal course of business. Management believes that the outcome of other litigation will not have a material adverse effect on the Company's consolidated financial statements.

(5)  NEW DEBT COVENANTS

In November 1996, the Company completed a private placement financing as described below. The financing agreements require the Company to meet certain financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these new agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions. At April 30, 1997, the Company was in compliance with all financial covenants related to the private placement and the bank revolving line of credit.

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

Payment has been deferred on the two outstanding notes payable totaling $150,000. The Company anticipates either making the note payments on or before June 30, 1997, or refinancing the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following discussion compares the operations of the Company for the three and nine-month periods ended April 30, 1997 with the operations for the three and nine-month periods ended April 30, 1996, as shown by the unaudited condensed consolidated statements of operations included in this quarterly report.

Sales increased by approximately $350,000, or 1%, for the nine months ended April 30, 1997 compared with the nine months ended April 30, 1996 and sales decreased by approximately $ 1,355,000, or 15%, for the fiscal quarter ended April 30, 1997 compared to the same period in the previous fiscal year. The Company's Pico Macom subsidiary recorded a sales increase of approximately $294,000 (or 1%) and a sales decrease of approximately $1,506,000 (or 21%), respectively, for the nine and three-month periods ended April 30, 1997 compared to the same periods in the previous fiscal year. The third quarter decrease was primarily due to severe competition from US-based distributors of Satellite Master Antenna Television (SMATV) products in South America. Management is working diligently to recapture lost market share through competitive pricing and the customer support of the Company's Brazilian sales and marketing office. However, management believes that the reduced level of sales into South America will continue into the fourth quarter of fiscal year 1997. The Company's CATV division recorded a sales decrease of approximately $284,000(or 6%) and a sales increase of approximately $59,000 (or 3%), respectively, for the nine and three-month periods ended April 30, 1997 compared to the same periods in the pervious fiscal year. The nine month decrease was primarily due to an industry-wide downturn in demand for single channel pay TV decoders. The three month increase was due mainly to shipments of a new high pass filter used in two-way interactive communications systems. Management believes that shipments of the new high pass filter will remain strong throughout the fourth quarter of fiscal year 1997 and into the early part of fiscal year 1998. The Company's Hong Kong subsidiary recorded sales increases of approximately $343,000 (or 61%) and $51,000 (or 30%), respectively, for the nine and three-month periods ended April 30, 1997 compared to the same periods in the previous fiscal year. These increases were primarily due to increased sales of lower margin third-party products and marketing efforts in China, Hong Kong and Southeast Asia.

Total sales increased slightly for the nine-month period compared to the prior year, but declined severely in the third quarter of fiscal year 1997 compared to the third quarter of fiscal year 1996. Additionally, sales for both periods were substantially below the Company's targeted sales levels. This shortfall has resulted in a continued inventory buildup at April 30, 1997 which has put a strain on the Company's financial position. Management is addressing this problem through an expansion of its sales and marketing efforts and an aggressive inventory reduction program. However, management believes that the Company's overall sales during the fourth quarter of fiscal year 1997 will fall short of the sales level of the fourth quarter of fiscal year 1996.

Cost of sales increased by approximately $604,000 or 3%, for the nine months ended April 30, 1997 compared with the nine months ended April 30, 1996, and the cost of sales decreased by approximately $818,000, or 12%, for the fiscal quarter ended April 30, 1997 compared with the same fiscal quarter in the previous year. Cost of sales as a percentage of sales increased by 1% (from 75% to 76%) and increased by 2% (from 76% to 78%) for the nine and three-month periods ended April 30, 1997 versus the same periods in the previous fiscal year. The dollar changes in cost of sales for both the nine and three-month periods were primarily attributable to the changes in sales volume. The increases in cost of sales as a percentage of sales in the nine and three-month periods ended April 30, 1997 versus the same periods in the previous fiscal year were primarily due to price competition which has resulted in price reductions for many of the Company's products, startup costs related to initial manufacturing of some of the Company's new products, and the lower margins generated by the sales for third-party products by the Company's Hong Kong subsidiary.

Selling and administrative expenses increased by approximately $410,000, or 7%, for the nine months ended April 30, 1997 compared to the nine months ended April 30, 1996, and increased by approximately $88,000, or 4%, for the fiscal quarter ended April 30, 1997 compared to the same fiscal quarter of the previous year. The primary reason for the increases in selling and administrative expenses were continuing expenditures related to development of new markets in Asia, South America and the Middle East, and due to the expansion of the Company's domestic sales and marketing efforts.

Interest expense increased by approximately $ 220,000, or 31%, for the nine months ended April 30, 1997 compared with the nine months ended April 30, 1996, and the interest expense increased by approximately $127,000, or 52%, for the fiscal quarter ended April 30, 1997 compared with the same fiscal quarter of the previous year. The increases were primarily due to higher debt levels to support the Company's increased working capital levels. Working capital is higher than planned due to the Company's sales being substantially below targeted levels during the nine months ended April 30,1997, thus resulting in an inventory buildup. Additionally, interest increased during the fiscal quarter ended April 30, 1997 due to the higher interest rates on the $5 million subordinated debt financing completed in November 1996.

No provision for U.S. Federal and state income taxes or foreign income taxes has been recorded for the three and nine-month periods ended April 30, 1997 and 1996 due to the Company's U.S. Federal, state and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

The Company recorded a net loss attributable to common stock in the three and nine-month periods ended April 30, 1997 of approximately $1,031,000 and $1,281,000. Return to profitability is contingent upon a resurgence of demand for the Company's products coupled with an effective inventory reduction program to bring stocking levels in line with Company requirements.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1997, the Company had working capital of approximately $7,477,000, and a ratio of current assets to current liabilities of approximately 1.54 to 1, compared with working capital of approximately $3,124,000 and a ratio of current assets to current liabilities of approximately 1.23 to 1 as of July 31, 1996. The increase in working capital was primarily due to the $6 million private placement in November 1996 (long-term financing described below). During the nine-month period ended April 30, 1997, the Company recorded negative cash flow from operating activities primarily as a result of increased inventory purchases to support the Company's targeted sales levels. However, the lower sales levels recorded during this period has caused inventory to remain at higher than required levels, thus straining the Company's liquidity.

During the nine-month periods ended April 30, 1997 and 1996, cash used for capital expenditures was approximately $232,000 and $204,000, respectively. Capital expenditures for the remainder of fiscal year 1997 are expected to be under $50,000.

The Company's Pico Macom subsidiary has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate (8.5% sat April 30, 1997) plus 1.25%. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement, which is subject to review and renewal on December 31, 1997. The credit facility is subject to certain financial tests and covenants. At April 30, 1997, Pico Macom had approximately $8,794,000 in revolving loans outstanding and approximately $23,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $308,000.

In November 1996, the Company completed a private placement financing as described below. The financing agreements require the Company to meet certain financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these new agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions. At April 30, 1997, the Company was in compliance with all financial covenants related to the private placement and the bank revolving line of credit.

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

Management has determined that the current credit arrangements along with the ongoing inventory reduction program is not likely to provide sufficient cash to fund the Company's operations at anticipated levels for the next fiscal year. Consequently, the Company is pursuing other financing alternatives including, but not limited to, additional subordinated debt financing and adjustments to the availability formula of Pico Macom's revolving line of credit in order to increase the amount available to borrow against the credit facility. The Company has received an indication of interest from a potential investor with respect to an additional subordinated debt financing, which would be subject to satisfactory completion of the investor's due diligence investigation and negotiation and execution of a definitive agreement. Although management believes that the Company will successfully complete a financing on acceptable terms, or will increase its bank line availability, there can be no assurance that it will be able to do so. To the extent that the Company was unable to obtain such additional financing or availability, it would be forced to retrench operations and postpone its growth plans.

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


Note: Key to Index of Exhibits Incorporated by Reference follows this
      List of Exhibits.

    4(i)i Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21,1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                         Holder                         Amount
              --------------------------              ------------
              Allied Investment Corporation           $2,300,000
              Allied Investment Corporation II        $1,450,000
              Allied Capital Corporation II           $  550,000

    4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

    4(k)i     Stock Purchase  Warrant issued  by  the  Company  to   Allied
              Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                        Holder                         Shares
              --------------------------            -------------
              Allied Investment Corporation           358,484
              Allied Investment Corporation II        226,001
              Allied Capital Corporation II           85,724
              The Sinkler Corporation                 155,863
              Shipley Raidy Capital Partners, LP      20,000

    4(l)i     Stock Purchase Warrant issued by the Company to Allied Capital
              Corporation,  dated   November  21, 1996.  The Company has issued
              warrants in substantially the  same  form   as  this   warrant
              to  the following parties for  the  following  percentage of shares:
                                                 Percentage of
                        Holder                        Shares
              -----------------------------      --------------
              Allied Investment Corporation           6.9%
              Allied Investment Corporation II        4.35%
              Allied Capital Corporation II           1.65%
              The Sinkler Corporation                 3.0%

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

Note: Key to Index of Exhibits Incorporated by Reference follows this List of Exhibits.

    4(n)j     Amended and Restated 1996 Incentive Stock Plan.

   10(s)k     Employment Agreement between Pico Macom, Inc. and
              Robert G. Cunningham, dated December 12, 1996.

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

k Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1997 and incorporated by reference.

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


                                  PICO PRODUCTS, INC.

                                  REGISTRANT


DATE:  June 13, 1997              /s/ Gary M. Atkinson
                                  ----------------------------------------
                                  Vice President, Finance and Administration
                                  and Chief Accounting Officer

                                      FORM 10-Q

                            QUARTER ENDED APRIIL 30, 1997

                                 LIST OF NEW EXHIBITS



11.1          Computation of Per Share Earnings.

27            Financial Data Schedule (included only in the EDGAR filing).