Form 10-K
period 1997-07-31
PICO PRODUCTS INC
filed 1997-11-13
CIK 352994

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-K

(Mark One)

( X ) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934). For the fiscal year ended July 31, 1997.

                                      OR

(   )   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from         to        .

                          Commission File Number 1-8342

                              PICO PRODUCTS, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    NEW YORK                       15-0624701
-----------------------------------------------------------------------------
         (State or other jurisdiction of          (IRS Employer
           incorporation or organization)         Identification No.)

12500 Foothill Blvd., Lakeview Terrace, CA             91342
-----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number:     (818) 897-0028
                                ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
     Title of Each Class                         on which Registered
----------------------------------         ------------------------------
Common Stock, par value $.01                  American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  YES   X      NO
                                              -----       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the Registrant's Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the American Stock Exchange at September 30, 1997, was $ 6,319,552. Excluded from this value were shares held by officers and directors of the Registrant.

     The number of the Registrant's common shares outstanding at October 31, 1997, was 4,185,913.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the 1997 annual meeting of shareholders of the Registrant.

Index to Exhibits is at page 58.

                                  PART I

ITEM 1.   BUSINESS

GENERAL

     Pico Products, Inc. was formed as a corporation in the State of New York on July 31, 1962. Pico and its subsidiaries (the "Company") design, manufacture and distribute products and systems for the pay TV and cable TV industry (CATV), broadband communications and other signal distribution markets. These other distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes. Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air," or broadcast, signals at a single source known as the "headend". The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business-to-business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products. Finally, the Company is pursuing development and introduction of broadband communications products and services that will support high speed internet transmissions. In general, the Company is a solutions provider to TV system operations and suppliers engaged in the the convergence of voice, video, text and data transmissions.

BROADBAND COMMUNICATIONS INDUSTRY BACKGROUND

CABLE AND SATELLITE TECHNOLOGY

     There are currently five primary methods for the transmission, reception and distribution of TV signals. These include direct "off-air" transmission, cable TV, satellite master antenna TV or SMATV, MMDS or wireless TV, and DBS or direct broadcast satellite transmission. A brief description of each method follows.

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

     A SMATV system is essentially a small cable system which has been configured for a single building or building complex such as an apartment building, hotel, hospital or school. Because it is designed to serve a single building complex and fewer subscribers, a SMATV system is significantly less expensive than a cable system. A SMATV system consists of a headend and a distribution system to carry the TV signal through the building.

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

     MMDS systems, known as a wireless cable, use a headend to receive and process both satellite and local off-air signals. The signals are then modulated and retransmitted at microwave frequencies to a microwave antenna and down converter at the subscriber's home. Wireless cable can also be used to transmit television signals to high-rise apartment buildings where the signals can then be received, processed through a SMATV headend and distributed through the building. The broadcast range of an MMDS system is strictly line-of-sight and reception depends on the terrain and the height of the microwave transmitting antenna.

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

     CATV companies, while facing new and strong competition, are making plans to offer telephone services. Additionally, due to the inherent large amount of bandwidth that CATV systems provide, expanding existing services and delivering large amounts of high speed data to the home can be offered by CATV companies. Most of the large CATV companies are currently expanding their systems and offering more channels.

     Technological advances in the broadband communications industry now allow for the delivery of a tremendous amount of information to a consumer's home. In the traditional analog environment, one (1) TV channel requires 6 Mhz of bandwidth. Due to digital compression, it is now possible to transmit in excess of 6 TV channels in the same 6 Mhz bandwidth, albeit, with some degradation of picture quality. Furthermore, when digital technology is used, data services (especially access to the Internet) can be transmitted via the CATV network at speeds of 6 to 10 megabits per second, far faster than the 56 kilobit speed of the RBOC's existing twisted pair wiring used for telephone service or their ISDN service at 128 Kb.

     This combination of technological advances and the removal of regulatory barriers has created substantial opportunities to provide both CATV and other telecommunications companies with products and services in support of delivering large amounts of digital data to the home. With more bandwidth available, more broadband services can be offered. With increased bandwidth, highly specialized programming can be targeted and offered to specific categories of customers. Additionally, telephony services can be provided by CATV operators and partnerships are being formed among cable companies, long-distance carriers, and RBOC's with alliances to offer telephony services where they have traditionally been prohibited. Finally, creating more bandwidth to the home for Internet connections will allow the Internet to sustain higher growth than it has enjoyed during the last two years.

TRENDS IN THE TELECOMMUNICATIONS INDUSTRY

     The recent passage of sweeping legislation to deregulate the telecommunications industry is having a major impact on both the telecommunication and cable industries. The immediate result has been the creation of numerous new partnerships and alliances among companies in the telecommunications, cable TV, cable electronics, computer and programming industries. While the "convergence" of those industries is in an early stage of evolution, a number of major investment commitments and consolidations have occurred such as, the recent $1 billion dollar investments of Microsoft in Comcast and U.S. West Continental Cablevision Division.

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

     It is becoming clear that new technology developments are concentrated on the development of an interactive link with the consumer's home. Within five to ten years, the television set and cable TV converter box will be replaced by smart telecommunications computer systems which will provide interactive access to movies, data, home shopping, video games, video telephone, and teleconferencing, as well as hundreds of channels of television programming. Prototype interactive systems are now operational in many metropolitan areas. Additionally, links to personal computers in consumers' homes will allow direct transmission of high volumes of information to consumers.

     The cost to provide connections and hardware to all U.S. households is estimated to be at least $3,000 per household. Assuming a total of 90 million U.S. households, the total cost to implement the new technology could approach $300 billion. The requirement for vast capital expenditures means that only the best capitalized companies, such as the RBOC's, the largest cable providers and information technology companies can afford to make this investment. However, the pace of investment in new technology will be determined largely by the willingness of consumers to pay for new information or interactive services.

MARKETING AND SALES

     Prior to January 1997, the Company sold its products through two distinct sales groups, Pico Macom Inc.(a wholly-owned subsidiary of the Company) and the CATV Division. In a effort to improve customer service and reduce costs, the Company consolidated these sales forces into one group in January 1997.

     The Company sells broadband systems and hardware components, cable TV accessories and passive radio frequency products primarily to the CATV, SMATV, MMDS and DTH industry and related markets. Broadband systems include active headend electronics, such as satellite receivers, signal processors, modulators and amplifiers. The Company's headend products are manufactured under contract on an exclusive or OEM basis by one principal subcontractor with facilities in Taiwan and China.

     Passive products include splitters, connectors, switches and couplers for coaxial cable installation. Passive products are produced to the Company's specifications by a number of subcontract manufacturers in Taiwan. The Company maintains tight quality control supervision of these manufacturers through on-site inspections.

     Products for the U.S. market are shipped to the Company's warehouse in California. In some cases, there is additional assembly and tuning or testing of products before shipment.

     The primary business focus for the Company has been on the development and positioning of its line of headend equipment, 1 GHz product lines and 2 GHz satellite products. Engineering and production efforts have upgraded various products to ensure that they meet all U.S. regulatory requirements. In addition, the engineering staff has been increased significantly in the last few years. As the technical needs of the CATV, SMATV and MMDS industries have grown, the Company's product line has been improved through the use of surface mount technology (SMT) and computer aided design. Engineering design and product development are done in the U.S. Independent testing and evaluation is completed prior to the introduction of new products. The engineering efforts have resulted in improved quality and features to the point where the Company has been able to introduce low-cost, high-performance products for use by CATV operators.

     The second segment of Pico's domestic market is signal distribution systems which use passive components such as splitters, taps and connectors. Private cable TV operators purchase passive components which are used to wire multiple dwelling units. CATV operators purchase components through a newly created direct sales force.

     The Company sells over 500 different products at prices ranging from under $1 for most passive components to over $20,000 for a complete multiple channel SMATV headend. Products are sold to over 800 distributors, dealers and OEM manufacturers located primarily in the United States. Sales are also made to customers in Canada, Mexico, Central and South America, Europe, the Middle East, and Asia. Sales are primarily made through telemarketing efforts conducted from the Company's Lakeview Terrace, California, facility with some direct sales to major distributors and OEM accounts. The Company currently uses industry trade shows and targeted advertising to market its products.

     The Company also designs, manufactures and sells Pay TV security products for the cable TV industry. These devices include both negative filters, as well as positive encoders and filters. In the industry, these are known as "traps". Single channel negative traps block out an entire channel of a pay service, such as HBO, so that it cannot be viewed by a non-subscriber. Single channel positive trapping systems use an encoder to "scramble" a video signal on a pay channel. Installation of a positive trap by the cable operator allows the subscriber to view the premium channel. Non-subscribers will only see a scrambled picture.

     The Company has been making Pay TV security products since HBO introduced its premium service in 1975. Following a product quality problem in 1988, Pico developed and introduced its PT (Perfect Trap) line of products. This hermetically sealed product line has two distinct advantages over previous technologies. The first advantage is highly accurate temperature compensation which allows the device to operate over a temperature range of -40 degrees to +60 degrees Celsius in the harshest of environments. The second advantage is the sealing method used in the device which eliminates water or water vapor migration into the trap.

     The Company also markets a variety of tier traps that block out an entire tier or group of channels. Business has recently expanded as the result of new government regulations. These devices can be used to defeat signal theft by blocking access to groups of premium channels when theft of service is suspected.

     The primary market for Pay TV security products is the cable television or CATV industry in the U.S., although sales to Taiwan and South America have increased during the past several years. The major customers are the U.S. multiple system operators (MSO's) such as

Adelphia, Comcast, Cox, Media One, Time Warner, and TCI. The top 25 MSO's constitute about 80% of the potential market.

     The Company has developed specialized noise blocking filters that the CATV Industry is using for telephone, Internet and data delivery to customer homes. These filters incorporate SMT technologies. One version, the HPF-02 mini, has been very successful in terms of sales volume and technical performance. Variations of the type of noise blocking filters are anticipated during the first half of fiscal year 1998 as CATV companies define their unique requirements.

     The Company's sales to American Technology Exporters, Inc. in Miami, Florida ("Amtech") were approximately 9%, 16% and 20% of consolidated sales for the years ended July 31, 1997, 1996 and 1995, respectively.

     As is customary in the industries served, the Company's sales are normally made pursuant to individual purchase orders. Orders are subject to cancellation by the buyer under certain conditions without penalty. The backlog of purchase
orders as of July 31, 1997 and    July 31, 1996 was approximately $3,316,000 and
$4,608,000, respectively. These purchase orders were believed to be firm, and the Company expects to fill the July 31, 1997 backlog within its 1998 fiscal year.

     The largest dollar volume sales are of the Company's active electronic equipment items used in headend installations for which unit prices range from approximately $100 to $500. However, a large volume of the Company's sales is of low cost components sold at unit prices under $5.00. Since 1982, a large portion of Pico Macom's passive products have been sold under the trademark, "Tru-Spec-Registered Trademark-".

FOREIGN OPERATIONS

     The Company owns and operates a manufacturing facility on the island of St. Kitts (St. Christopher and Nevis) in the Caribbean Sea. Pico (St. Kitts) Limited assembles the circuit boards for the Company's positive, negative and tier traps, and is a manufacturing source for the HPF-O2 mini filter used in two-way cable TV systems.

     The Company opened an office in Hong Kong in September 1995, to provide sales technical support for Hong Kong, China, Taiwan, the Philippines, and South
Korea.    The Company opened an office in Thailand in October 1995.  In an effort to better serve the Far East market and reduce costs, the Company has decided to close its offices in both Hong Kong and Thailand. All sales activity in Asia will be handled through a new distributor based in Hong Kong.

     At July 31, 1997 the assets located outside the United States constituted less than 10% of the Company's total assets and the revenues and operating expenses attributable to the Company's foreign operations were also less than 10% of the Company's revenues and expenses.

MANUFACTURERS AND SUPPLIERS

     Approximately 58% of the Company's sales are from products manufactured by subcontractors according to the Company's design and quality specifications. These subcontractors are located primarily in Taiwan, China, and Thailand. For more than ten years, the SMATV electronic components sold by the Company have been manufactured under contract on an exclusive basis by one subcontractor in Taiwan and China. Management believes that the Company's relationship with this subcontractor is excellent and that the financial strength of the subcontractor is strong. However, the loss of this subcontractor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. The contract does not require the subcontractor to maintain a parts inventory, so that from time-to-time delays are possible in completing customer orders. The current contract expires in May 1998 and management anticipates renewing the contract prior to its expiration. Most of the other products obtained from foreign-based vendors are available from a number of different subcontractors.

     Approximately 21% of the Company's sales are from products manufactured by the Company. These items consist primarily of passive traps and high-pass filters. The trap manufacturing process involves raw materials procured from domestic and foreign-based sources which are assembled at the Company's manufacturing facility in St. Kitts. Final assembly and quality control is accomplished at the manufacturing facility in Lakeview Terrace, California. The raw materials used in the manufacturing processes are available from a number of different suppliers, both domestic and foreign-based, and management believes that no one vendor has the ability to significantly impact the Company's supply of raw materials.

     The remaining 21% of products sold are primarily items purchased from domestic subcontractors for resale.

     In August 1987, Pico Macom Taiwan was organized as a Taiwanese export trading company to facilitate procurement of products from vendors who are too small to export directly. Pico Macom Taiwan serves as a liaison between Pico Macom and all of its Far East vendors by monitoring quality control of the products and assisting in new product development.

PRODUCT DEVELOPMENT

     Product development costs are expensed as incurred. Expenses allocated to product development for the years ended July 31, 1997, 1996 and 1995 totaled approximately $1,340,000, $1,368,000, and $979,000, respectively.

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

     Royalties received on a Company-owned patent were $0, $0, and $257,000 during fiscal 1997, 1996 and 1995, respectively. In February 1995, the Company's patent for positive trapping systems expired resulting in the reduction of royalties for fiscal year 1995. In fiscal year 1996 the Company received a U.S. patent that is used in the new LNDA broadband amplifiers. In 1997, the Company was awarded an expanded version of the patent, thus allowing for wider application in 1 GHz amplifiers. However, patent protection is not available for many of the Company's products. Management believes that its business is dependent upon marketing and product availability rather than patent protection.


WARRANTIES

     The Company warrants its products against faulty material and workmanship for two years for its electronic equipment and one year for its other products. The Company's warranties are limited to repair or replacement of the defective product. During the three years ended July 31, 1997, direct costs associated with the warranties have been minimal.

EMPLOYEES

     At July 31, 1997, the Company employed 370 persons, of whom 33 were engaged in administration and accounting, 14 in engineering and quality control, 27 in sales and marketing, and the remainder in production, purchasing and shipping. None of the Company's employees are represented by labor unions.

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

     In October 1992, the U.S. Congress enacted legislation to reregulate certain aspects of the U.S. cable television industry. As part of this legislation, the FCC mandated two separate rollbacks in subscriber rates totaling as much as 17% of the prior rates. This rate reduction adversely impacted the Company's sales of pay TV security devices during fiscal year 1994 as the system operators reduced their capital expenditure budgets to reflect their lowered revenues. During fiscal year 1995, the Company experienced an increase in demand for pay TV security devices as the system operators began to again order products.

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

     The Company's products are used by broadband communications systems in foreign countries, especially in Latin America and Asia. Sales to Latin America are made directly by the Company or through U.S.-based distributors while sales to Asia are planned through alliances with Asian-based distributors. Regulation of construction, technical character and operation of the broadband communications system is controlled by each country's government. The Company cannot predict the impact on its sales due to changes in regulation or legislation by foreign governments.

                         TABLE OF COMPANY'S SUBSIDIARIES

 Name                Jurisdiction of     Year Incorporated   Active (A)
                     Incorporation                           Inactive (I)
 ------------------------------------------------------------------------
 Pico Macom, Inc.    Delaware            1983                A (1)

 Pico Macom Taiwan   Taiwan              1987                A (2)
 Co. Ltd.

 Pico (St. Kitts)    St. Christopher     1983                A (1)
 Ltd.                and Nevis

 Pico (Bermuda)      Bermuda             1994                A (1)
 Ltd.

 Pico Products Asia  Hong Kong           1994                A (3)
 Ltd.

 Pico Siam           Thailand            1996                A (2)
 Company Limited

 PicoMacom           Brazil              1996                A (2)
 Productos de
 Telecommunicacao,
 Ltda

 Pico (St. Vincent)  St. Vincent and     1981                I (1)
 Ltd.                the Grenadines

 Pico Satellite,     Delaware            1983                I (1)
 Inc.


 Pico Cargo, Inc.    Delaware            1983                I (1)

 Pico Korea, Ltd.    Korea               1985                I (2)
-------------------------------------------------------------------------

Notes:    (1)  Subsidiary of Pico Products, Inc.
          (2)  Subsidiary of Pico Macom, Inc.
          (3)  Subsidiary of Pico (Bermuda) Limited.
               Ownership percentage in all cases exceeds 90%.

     At July 31, 1997, no operational activities were performed by the following subsidiaries: Pico (St. Vincent) Ltd., Pico Satellite, Inc., Pico Cargo, Inc. and Pico Korea, Ltd.

ITEM 2.   PROPERTIES

     The Company presently owns or leases an aggregate of approximately 85,000 square feet of office, production and warehouse space.

     Pico Macom leases 60,000 square feet of space in Lakeview Terrace, California which is used for corporate headquarters for Pico Products, Inc. and Pico Macom, Inc., final assembly of Pay TV Security division products and Pico Macom's administration, sales, engineering and distribution functions. The two-year facility lease expires in March 1998 and the Company anticipates negotiating renewal at this time. The net annual rental for the current facility is approximately $360,000.

     The Company leases approximately 1,700 square feet for its CATV division sales office in East Syracuse, New York. The lease expires in October, 1998. The net annual rental is approximately $20,000. The Company also leases approximately 1,700 square feet of office space in West Conshohocken, Pennsylvania. The lease expires in October, 2000. The net annual rent is approximately $43,000. The Company is obligated to provide this office to its former chairman through December 1997, at which time the Company intends to sub-lease the office.

     Pico (St. Kitts) Limited, which manufactures components for the Company's CATV Security products, owns a 16,000 square foot building and the underlying ground lease located in Saint Christopher and Nevis, a country in the Caribbean. The net annual rental of the underlying ground lease is $570 through 2018.

     Pico Products Asia Limited leases approximately 4,000 square feet for an office facility in Hong Kong at an annual rental of approximately $86,000. The lease expires in July, 1998. At July 31, 1997, the Company decided to close its Hong Kong office. This lease was assumed by a third-party on November 1, 1997.

     Pico Macom Taiwan leases approximately 2,000 square feet for an office facility in Taipei, Taiwan at an annual rental of approximately $30,000. The lease expires in January 1998 and the Company currently anticipates renewing it at that time.

     Management believes that the above-described properties are sufficient for the Company's present needs.

ITEM 3.   LEGAL PROCEEDINGS

EAGLE LITIGATION

     On July 30, 1997, Eagle Comtronics, Inc. ("Eagle") filed a motion in the United States District Court for the Northern District of New York to amend the complaint for patent infringement it had filed in 1979 against the Company.
This 1979 action had been settled by Consent Judgment in 1988, pursuant to which the Company and Eagle entered into a License Agreement providing for specified royalty payments from Eagle to the Company. Eagle's motion sought the District Court's permission to proceed against the Company under various legal theories for breach of the License Agreement, based on Eagle's allegation that the Company, in violation of the License Agreement's "most favored nation" clause, granted a license to a third party (Arrow Communication Laboratories, Inc.) on more favorable terms than those provided to Eagle. Eagle sought damages of approximately $1,600,000 plus interest and attorneys fees. The Company believed that Eagle's motion was procedurally improper and that, even if the amended complaint were allowed by the District Court, it had meritorious defenses to the claims stated in the amended complaint.

     The Company responded to Eagle's motion, and Eagle promptly withdrew the motion to file an amended complaint. At the same time Eagle filed a complaint in New York State Supreme Court similar to the proposed amended federal complaint. Management believes that the Company has meritorious defenses to Eagle's action and that such suit will not have any material adverse effect on the Company.

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

EPA INFORMATION REQUEST

     In March 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga County, New York. The Company learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List in December 1994, and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is only one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

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

     In March 1997, the Company received a follow-on request for additional information in this matter and has provided all information requested.

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

                                            High          Low

Fiscal Year Ended July 31, 1996:
 First Quarter.........................     2  1/2       1  5/8
 Second Quarter........................     2  1/16      1  1/2
 Third Quarter.........................     3  7/16      1  5/8
 Fourth Quarter........................     2  3/4       1  3/4

Fiscal Year Ended July 31, 1997:
 First Quarter.........................     2  5/16      1  3/4
 Second Quarter........................     2  3/8       1  3/8
 Third Quarter.........................     2  1/16      1  1/16
 Fourth Quarter........................     1  1/2          7/8

August 1, 1997 to September 30, 1997...     1  3/4       1  1/8

     As of September 30, 1997, there were approximately 2,000 holders of record of the Company's common shares.

     The Company has never paid a cash dividend on its common shares. The Company's Board of Directors currently intends to retain any future earnings for use in the Company's business. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following is selected consolidated financial data of the Company for the five fiscal years ended July 31, 1997. The selected consolidated financial data should be read in connection with the consolidated financial statements included as Item 8 of this Annual Report on Form 10-K.

 (amounts in thousands,
  except per share data)                   FISCAL YEAR ENDED JULY 31, 1997
                                   ---------------------------------------------
                                     1997     1996     1995      1994      1993
1)  STATEMENT OF OPERATIONS DATA:

Sales                               $35,448  $36,051  $33,367  $29,886  $23,740

Income (loss) from
  operations                        $(4,502) $   534  $   997  $   799  $  (225)
Net income (loss)                   $(5,887) $  (400) $   526  $   905  $  (277)
Net income (loss) attributable
 to common stock                    $(5,972) $  (400) $   526  $   905  $  (277)
Net income (loss) attributable
 to common stock per common
 and common equivalent share -
 primary and fully diluted          $ (1.45) $ (0.11) $  0.12  $  0.21  $ (0.08)
Weighted average common and common
  equivalent shares outstanding -
  primary and fully diluted           4,113    3,798    4,240    4,295    3,577

2)  BALANCE SHEET DATA:

Working capital                     $ 3,362  $ 3,124  $ 3,497  $ 3,151  $ 2,180
Total assets                        $19,896  $17,945  $17,633  $13,853  $11,592
Long-term debt                      $ 4,915  $    39  $  279$      632  $    32
Redeemable preferred stock          $   917  $   -    $  -     $  -     $  -
Shareholders' equity (deficiency)   $  (817) $ 4,456  $4,513$    3,961  $ 3,009

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES

     Sales for the fiscal year ended July 31, 1997 were $35.4 million compared to $36.1 million for the prior year, a decrease of 2%. The Company's Pico Macom subsidiary recorded a sales decrease of approximately $449,000, or 2%, compared to the prior year. This decrease was primarily due to severe competition from U.S.-based distributors of Satellite Master Antenna Television (SMATV) products in South America. Management is working diligently to recapture lost market share through competitive pricing and the customer support of the Company's Brazilian sales and marketing office which was opened in November 1996. However, management believes that the reduced level of sales into South America will continue into the first half of fiscal year 1998. The decrease in Pico Macom's sales into South America during fiscal year 1997 was partly offset by an increase in sales into the Middle East of over $1.4 million compared to the prior fiscal year. This included a contract worth over $1 million to supply components for a cable TV system on the Seychelles Islands. A majority of the contract was supplied as of July 31, 1997.

     The Company's CATV division recorded a sales decrease of approximately $110,000, or 2%, in fiscal year 1997 compared to the prior year. This decrease was mainly due to an industry-wide downturn in demand for single channel pay TV decoders. However, most of this decline was offset by sales of the Company's new high pass filter used in two-way interactive communications systems. This product was introduced early in fiscal year 1997, and sales of this product have remained strong into the first quarter of fiscal year 1998. The Company's Hong Kong subsidiary recorded a slight sales decrease in fiscal year 1997 compared to the prior year. Based on the disappointing sales performance of the Hong Kong subsidiary, management
decided to close down its Hong Kong office effective    July 31, 1997 and
transition to in-country distribution of its products into the Far East.

     Sales for fiscal year 1997 were substantially below the Company's targeted sales levels. This shortfall has resulted in a continued inventory buildup at July 31, 1997 which has put a strain on the Company's financial position. Management is addressing this problem through an expansion of its sales and marketing efforts and a focused inventory reduction program. However, management believes that overall sales in the first quarter of fiscal year 1998 will fall short of the sales level of the first quarter of fiscal year 1997.

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

COST OF SALES

     Cost of sales increased by approximately $3.1 million, or 11%, for the fiscal year ended July 31, 1997 compared to the previous year. Cost of sales as a percentage of sales increased from 76% in fiscal year 1996 to 86% for fiscal year 1997. The dollar increase in cost of sales and the increase in cost of sales as a percentage of sales was primarily due to over $2 million of reserves for slow moving and obsolete inventory. Additionally, the Company faced severe price competition both domestically and in South America which resulted in price reductions for many of the Company's products. Startup costs related to initial manufacturing of some of the Company's new products also impacted costs. Finally, cost of sales was impacted unfavorably by the lower margins generated by the sales of third-party products by the Company's Hong Kong subsidiary.

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

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by approximately $1.3 million, or 16%, in fiscal year 1997 compared to the prior year. The primary reasons for the increase were an expansion of the Company's sales and marketing activities worldwide and approximately $900,000 of restructuring costs recorded at July 31, 1997. The restructuring costs include the closing of the Company's Hong Kong office and transition to in-country distribution to sell the Company's products in the Far East, as well as a contract settlement with the Company's former chairman and chief executive officer. Management expects selling and administrative expenses to decline in fiscal year 1998 due to cost savings associated with the closing of the Hong Kong office.

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

PRODUCT DEVELOPMENT

     Product development expenditures for fiscal years 1997, 1996, and 1995 were approximately $1,340,000, $1,368,000, and $979,000 respectively. These amounts are included in the selling and administrative expenses totals mentioned previously. The product development efforts during fiscal years 1995 through 1997 were concentrated on upgrading and expanding Pico Macom's product line to address CATV industry new products, new features and higher performance specifications. Additionally, new products were developed for the CATV Division that incorporate 1 GHz capability in specialized RF filter products for the cable industry. Also, broadband amplifiers that support 1 GHz with two-way capabilities were designed and brought into production. Agile headend products, including modulator and demodulator products, were brought into full manufacturing. Finally, microprocessor controlled modulators and demodulators were developed and placed into early deployment.

     Management believes that in order to remain competitive in a constantly changing technological market place, the Company needs to maintain comparable levels of product development expenses.

OTHER INCOME

     Other income decreased by approximately $9,000, or 39%, for fiscal year 1997 compared to the prior year. The decrease in other income was due to lower interest income in fiscal year 1997 as most of the Company's short-term investments were liquidated during the prior year.

     Other income decreased by approximately $260,000, or 92%, for fiscal year 1996 compared to the prior year. The decrease in other income was primarily due to the elimination of royalty income from license holders following the expiration of the Company's patent for positive encoding and decoding systems in February 1995.

INTEREST EXPENSE

     Interest expense increased by approximately $443,000, or 46%, for fiscal year 1997 compared to the prior year. The increase in interest expense was due to higher borrowing levels on the Company's bank line of credit and interest on the $5 million subordinated debt financing completed in November 1996. Higher than forecast inventory levels required greater borrowing levels throughout fiscal year 1997.

     Interest expense increased by approximately $243,000, or 34%, for fiscal year 1996 compared to the prior year. The increase in interest expense was primarily due to higher borrowing levels on the Company's bank line of credit to support the Company's working capital requirements.

INCOME TAX PROVISION

     No provision for U.S. Federal and state regular income taxes or foreign income taxes have been recorded for fiscal year 1997, fiscal year 1996 or fiscal year 1995 due to the Company's U.S. Federal, state and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries. However, a provision for U.S. Federal and State alternative minimum tax was recorded for fiscal year 1995.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

     The Company recorded a net loss attributable to common stock in fiscal years 1997 and 1996 of approximately $6 million and $400,000, respectively. The fiscal year 1997 loss was due to a number of factors, including reserves for obsolete and slow moving inventory, product sales price reductions to meet price competition, restructuring costs and a significant shortfall in sales from targeted levels. Return to profitability in fiscal year 1998 is contingent upon a resurgence in demand for the Company's products on a worldwide basis, tight control of operating expenses, and execution of an effective inventory reduction program to bring stocking levels in line with Company requirements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1997, the Company had working capital of approximately $3,362,000 and a ratio of current assets to current liabilities of approximately 1.23 to 1, compared with working capital of approximately $3,124,000 and a ratio of current assets to current liabilities of approximately 1.23 to 1 as of July 31, 1996. During fiscal year 1997 the Company recorded negative cash flow from operating activities primarily as a result of the net loss from operations and increased inventory purchases to support the Company's forecasted sales levels.

     Sales for fiscal year 1997 were significantly lower than planned, resulting in higher inventory levels at July 31, 1997. The increased investment in inventory has reduced the Company's borrowing availability on its revolving bank line of credit. During the year, the Company implemented programs to significantly reduce inventory levels through improved inventory management and improved sales resulting from expanded sales and marketing efforts.

     During the years ended July 31, 1997, 1996 and 1995, cash used for capital expenditures was approximately $ 283,000, $229,000 and $221,000, respectively. The Company financed approximately $258,000 for upgrades to its management information system during fiscal year 1997. Capital expenditures for fiscal year 1998 are expected to be under $500,000.

     Pico Macom has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate (8.5% at July 31, 1997) plus 1.25%. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. The credit facility is subject to certain financial tests and covenants. The line of credit is subject to review and renewal on December 31, 1998.

     At July 31, 1997, the Company was in violation of several financial covenants relating to Pico Macom's bank line of credit. These covenants required a minimum net income for the fiscal year by Pico Macom and limited certain financial ratios. Pico Macom's bank has issued a waiver of these violations effective July 31, 1997 and the Company negotiated new, less restrictive covenants, with which management believes the Company can comply.

     At July 31, 1997, Pico Macom had approximately $ 9,425,000 in revolving loans and approximately $8,000 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $ 290,000.

     In February 1996, the Company was notified by the holders of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed by the end of March 1996.

     In February 1997, the Company was notified by the holders of two outstanding notes payable that they intended to exercise 100,000 warrants to purchase common stock of the Company, totaling $100,000, against the second installment payment due on the debt. This transaction was completed in February 1997.

     During the second half of fiscal year 1996, management determined that the Company's credit arrangements, along with an inventory reduction program implemented by the Company, would not provide sufficient cash to fund growth in the Company's sales and planned operations for fiscal year 1997 and beyond. Consequently, on November 21, 1996 the Company completed a private placement financing totaling $6 million with two U.S.-based institutional investors to provide funds for general working capital requirements and investment in new product development, market development, and upgrade of facilities. The private placement consisted of $5 million of seven-year 12 percent subordinated debentures sold to Allied Capital Corporation of Washington, D.C. and certain of its affiliates, and $1 million of seven-year 12 percent redeemable preferred stock sold to the Sinkler Corporation of Wilmington, Delaware.

     In connection with the financing, Allied Capital Corporation and affiliates received warrants to purchase 779,313 shares of the Company's common stock. The Sinkler Corporation received warrants to purchase 155,863 of the Company's common stock, and Shipley Raidy Capital Partners, LP, the Company's investment banker, received warrants to purchase 20,000 shares of the Company's common stock. Additionally, Allied Capital Corporation and affiliates and The Sinkler Corporation received warrants to purchase, in the aggregate, up to 18% of the number of shares of the Company's common stock resulting from the exercise, from time to time, by holders of options and warrants previously granted by the Company. The warrants are exercisable at a price of $1.81 per share, the average closing price of the Company's common stock for the 30 trading days prior to November 21, 1996.

     Various transaction costs totaling $459,443 were incurred in conjunction with the private placement financing. These costs are being amortized over the seven-year term of the debt and preferred stock.

     The Company has measured the fair value of the warrants issued in connection with the private placement financing. This value has been allocated as a discount applied against the related long-term debt and redeemable preferred stock and will be amortized over the seven-year term of the financing.

     The private placement financing agreements require the Company to meet certain financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these new agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

     At July 31, 1997 the Company was in violation of several financial covenants relating to the private placement. These covenants required a minimum net income for the fiscal year-end by Pico Macom and limited certain financial ratios. The holders of the subordinated debt and the redeemable preferred stock have issued waivers of these violations effective July 31, 1997 and the Company negotiated new, less restrictive covenants, with which management believes the Company can comply.

     In response to the cable TV industry reduction in demand for the Company's products during fiscal year 1997, management determined in the fourth quarter of fiscal year 1997 that the existing credit arrangements along with the ongoing inventory reduction program was not likely to provide sufficient cash to fund the Company's operations at anticipated levels for fiscal year 1998 and beyond. Consequently, the Company decided to pursue other financing alternatives including, but not limited to, additional subordinated debt financing and adjustments to the availability formula of Pico Macom's revolving line of credit in order to increase the amount available to borrow against the credit facility.

     On September 12, 1997 the Company completed a private placement financing totaling $1,650,000 with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485,000 of three-year 10 percent junior subordinated debentures by Allied Capital Corporation and affiliates, and an investment of $165,000 of three-year 10 percent redeemable preferred stock by The Sinkler Corporation. In connection with the financing, the Company has agreed to issue to the investor's warrants for up to 1,442,000 shares of its common stock, of which 300,000 Shares are subject to call provisions. The Company may purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, at $3.00 per share less the exercise price.

     As of October 31, 1997 the Company had received cash of $985,000 of the total financing facility, with $500,000 still available to fund the Company's operating needs. The remaining $150,000 for the private placement facility represents previously issued subordinated notes payable of the Company which were purchased by Allied Capital Corporation and affiliates in June 1997. Additionally, the Company issued to Allied Capital Corporation and affiliates 860,441 warrants to purchase shares of the Company's common stock, and the Company issued to The Sinkler Corporation 144,200 warrants to purchase shares of the Company's common stock, of which 209,010 shares are subject to the above call provision. Warrants to purchase up to 437,359 additional shares of the Company's common stock will be issued to Allied Capital Corporation when the balance of the financing is funded.

     The warrants issued in conjunction with this financing are exercisable no later than 6 years from the date of issuance, at a price equal to the average trading price of the Company's common stock over the 90-day period commencing 30 days after the Company files its fiscal year 1997 Annual Report on Form 10-K with the Securities and Exchange Commission.

     As a condition to the financing, Allied requested that the Company's Board of Directors participate in Allied's investment on the same terms and conditions as Allied. Four members of the Company's Board of Directors have participated with Allied for an amount up to $335,000.

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

FOREIGN OPERATIONS

     Because a substantial portion of the Company's products are purchased from vendors in Taiwan, China and Thailand (the "Far East"), the Company is subject to price increases imposed by those vendors to compensate for currency fluctuations. During fiscal years 1995 through 1997 the U.S. dollar generally maintained it's purchasing power against the currencies of the countries from which the Company purchases most of its products. If the U.S. dollar were to weaken, the Company would consider setting price increases for its products. Continued weakening of the U.S. dollar could cause the Company to lose its competitive costing edge to U.S.-based manufacturers which could adversely affect operating results. Restrictive foreign government regulations or political instability could also materially affect the operating results of the Company. As discussed above, foreign economic and financial uncertainties could also materially affect sales levels to foreign customers which could materially affect the operating results of the Company.

FORWARD LOOKING STATEMENTS

     Statements which are not historical facts, including statements about the Company's confidence, strategies and expectations, technologies and opportunities, industry and market segment growth, demand and acceptance of new and existing products, and return on investments in products and markets, are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, industry market conditions caused by changes in the supply and demand for the Company's products, the continuing strength of the markets the Company serves, competitor pricing, maintenance of the Company's current momentum and other factors.

ITEM 7A.  DERIVATIVE EXPOSURE

  Not applicable


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
 Pico Products, Inc.:

We have audited the accompanying consolidated balance sheets of Pico Products, Inc. and its subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed at Item 14a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pico Products, Inc. and its subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Los Angeles, California

November 7, 1997

                           PICO PRODUCTS, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                     July 31,
                                            ------------------------
                                               1997          1996
                                            -----------  -----------
ASSETS (Note C):

CURRENT ASSETS:

  Cash and cash equivalents                 $    22,286  $   159,669
  Accounts receivable (less allowance
     for doubtful accounts:  July 31, 1997,
     $200,000; July 31, 1996, $200,000)       5,621,232    5,289,288

  Inventories (Note B)                       11,961,229   10,933,244
  Prepaid expenses and other current
     assets                                     339,760      191,215
                                            -----------  -----------
 TOTAL CURRENT ASSETS                        17,944,507   16,573,416
                                            -----------  -----------
PROPERTY, PLANT AND EQUIPMENT (Note E):
  Buildings                                     217,255      217,255
  Leasehold improvements                        279,842      345,136
  Machinery and equipment                     2,900,270    2,637,609
                                            -----------  -----------
                                              3,397,367    3,200,000
  Less accumulated depreciation
     and amortization                         2,431,779    2,393,995
                                            -----------  -----------
                                                965,588      806,005
                                            -----------  -----------
OTHER ASSETS:
  Patents and licenses (less accumulated
     amortization:  July 31, 1997, $68,156;
     July 31, 1996, $62,180)                    153,054      159,030
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization; July 31, 1997, $395,970;
     July 31, 1996, $366,930)                   181,465      210,505
  Deposits and other noncurrent assets          235,614      195,582
  Debt issuance costs (less accumulated
     amortization; July 31, 1997, $43,760;
     July 31, 1996; $-0-)                       415,683         -
                                            -----------  -----------
                                                985,816      565,117
                                            -----------  -----------
                                            $19,895,911  $17,944,538
                                            -----------  -----------
                                            -----------  -----------

See notes to consolidated financial statements.

                              PICO PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (CONTINUED)

                                                  July 31,
                                         --------------------------
                                            1997            1996
                                         ------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY)

CURRENT LIABILITIES:
Notes payable (Note C)                    $ 9,425,299   $ 8,227,776
Current portion of long-term debt
  (Note D)                                    132,902       311,086
Accounts payable                            3,348,977     3,921,081
Accrued expenses:
 Legal and accounting                         212,976       170,497
Payroll and payroll taxes                     486,397       506,742
 Other accrued expenses                       395,552       312,193
     Restructuring costs (Note N)             580,035         -
                                         ------------   -----------
 TOTAL CURRENT LIABILITIES                 14,582,138    13,449,375
                                         ------------   -----------
LONG-TERM DEBT (Note D)                     4,915,286        39,414
                                         ------------   -----------
RESTRUCTURING COSTS (Note N)                  298,744         -
                                         ------------   -----------
COMMITMENTS AND CONTINGENCIES                    -            -
(Notes E and M)

REDEEMBABLE PREFERRED STOCK, $.01 par
   value; authorized 500,000 shares;
   issued and outstanding 1,000 shares
   at July 31, 1997 and -0- shares at
   July 31, 1996 (Note D)                     917,086         -
                                         ------------   -----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
 (Notes K and L):
  Common shares, $.01 par value;
 authorized 15,000,000 shares
 issued and outstanding 4,185,913
 shares at July 31, 1997 and
     4,052,246 shares at July 31, 1996         41,859        40,522
  Additional paid-in capital               22,715,292    22,035,178
  Stock subscriptions receivable             (105,000)     (115,000)
  Accumulated deficit                     (23,381,874)  (17,409,924)
  Cumulative translation adjustment           (87,620)      (95,027)
                                         ------------   -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)      (817,343)    4,455,749
                                         ------------   -----------
                                           $19,895,911 $ 17,944,538
                                         ------------   -----------
                                         ------------   -----------


See notes to consolidated financial statements.

                            PICO PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                Year Ended July 31,

                                           1997          1996          1995
                                        -----------   -----------   -----------
SALES (Note I)                          $35,448,383   $36,051,304   $33,367,249

COSTS AND EXPENSES
  Cost of Sales                          30,471,220    27,377,269    25,225,052
  Selling and administrative
    expenses (Notes H and N)              9,479,008     8,140,285     7,145,472
                                        -----------   -----------   -----------
TOTAL COSTS AND EXPENSES                 39,950,228    35,517,554    32,370,524
                                        -----------   -----------   -----------
INCOME (LOSS) FROM OPERATIONS            (4,501,845)      533,750       996,725

OTHER INCOME (Note F)                        13,496        22,060       281,897
INTEREST EXPENSE                         (1,398,934)     (955,465)     (712,921)
                                        -----------   -----------   -----------
INCOME (LOSS)
  BEFORE INCOME TAXES                    (5,887,283)     (399,655)      565,701
INCOME TAX PROVISION (Note G)                 -               -          40,000
                                        -----------   -----------   -----------
NET INCOME (LOSS)                        (5,887,283)     (399,655)      525,701
DIVIDENDS ON PREFERRED STOCK                 84,667           -            -
                                        -----------   -----------   -----------
NET INCOME(LOSS) ATTRIBUTABLE TO
  COMMON STOCK                          $(5,971,950)  $  (399,655)  $   525,701
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCK PER COMMON
  AND COMMON EQUIVALENT SHARE:

   Primary                              $     (1.45)  $     (0.11)  $      0.12
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------
   Fully Diluted                        $     (1.45)  $     (0.11)  $      0.12
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
   Primary                                4,113,229     3,797,972     4,240,241
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------
  Fully Diluted                           4,113,229     3,797,972     4,240,241
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------


See notes to consolidated financial statements.

                           PICO PRODUCTS, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                        NUMBER OF    COMMON        ADDITIONAL     STOCK             ACCUMULATED       CUMULATIVE      TOTAL
                        COMMON       SHARES -      PAID-IN        SUBSCRIPTIONS     DEFICIT           TRANSLATION
                        SHARES       PAR VALUE     CAPITAL        RECEIVABLE                          ADJUSTMENT
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------
 BALANCE
  August 1, 1994        3,632,046     $36,320     $21,561,555    $       0          $(17,535,970)     $(101,114)      $ 3,960,791
 Cumulative
  Translation
  Adjustment                 -            -               -              -                -             23,215             23,215
 Shares issued
  under stock
  incentive plans           5,000          50           3,700             -                -               -                3,750
 Net income                  -            -               -               -              525,701           -              525,701
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------
 BALANCE
  July 31, 1995         3,637,046      36,370      21,565,255             0          (17,010,269)       (77,899)        4,513,457
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------
 Cumulative
  Translation
  Adjustment                 -            -               -               -               -            (17,128)           (17,128)
 Shares issued
  under stock
  incentive plans         165,200       1,652         107,423             -               -               -               109,075
 Shares issued
  for exercise of
  stock warrants          250,000       2,500         247,500             -               -               -               250,000
 Stock subscrip-                                                                          -
  tions receivable           -             -          115,000          (115,000)                            -                -
 Net loss                    -             -              -               -            (399,655)          -              (399,655)
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------
 BALANCE
  July 31, 1996         4,052,246      40,522      22,035,178          (115,000)     (17,409,924)       (95,027)        4,455,749
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------
Cumulative
  Translation
  Adjustment                 -                            -               -                -              7,407             7,407
 Shares issued
  under stock
  incentive plans          33,667         337          46,664             -                -                -              47,001
 Shares issued
  for exercise of
  stock warrants          100,000       1,000          99,000             -                -                -             100,000
 Stock subscrip-
  tions receivable                                    (10,000)          10,000             -                -               -
 Value of stock
  warrants issued
  (Note D)                   -             -          544,450             -                -                -             544,450
 Preferred dividends         -             -           -                  -              (84,667)           -             (84,667)
 Net loss                    -             -           -                  -           (5,887,283)           -          (5,887,283)
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------
 Balance
  July 31, 1997         4,185,913   $  41,859     $22,715,292        $ (105,000)    $(23,381,874)      $(87,620)      $  (817,343)
                        ---------    ----------   -----------     -------------    -------------      -------------   -----------


See notes to consolidated financial statements.

                                        PICO PRODUCTS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended July 31,
                                         --------------------------------------
                                                1997          1996         1995
                                         -----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                      $(5,887,283)  $  (399,655)  $  525,701

  Adjustments to reconcile net
   income (loss) to net cash
   used in operating activities:

   Depreciation and amortization             521,681       362,367      370,176
   Provision for losses on
     accounts receivable                     124,119       143,769      142,897
   Provision for inventory
     obsolescence                          2,200,000       174,900       91,200
    Changes in operating assets
      and liabilities:
      Accounts receivable                   (456,063)      459,281   (1,617,523)
      Inventories                         (3,220,578)   (1,365,108)  (2,657,205)
      Prepaid expenses and
        other current assets                (148,545)       (7,345)     197,372
      Other assets                            15,846      (115,074)      (3,591)
      Accounts payable                      (572,104)      594,715    1,439,609
      Accrued expenses                        44,027       100,635     (168,786)
      Other liabilities                          -        (466,066)      58,367
      Restructuring costs (Note N)           878,779         -             -
                                         -----------   -----------   ----------
  NET CASH USED IN
   OPERATING ACTIVITIES                   (6,500,121)     (513,581)  (1,621,783)
                                         -----------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     (283,231)     (228,749)    (220,532)
                                         ------------  -----------   ----------


                                                         Continued on next page.


See notes to consolidated financial statements.

                                         PICO PRODUCTS, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (CONTINUED)


                                                     Year Ended July 31,
                                         --------------------------------------
                                              1997          1996         1995
                                         -----------   -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:


  Net borrowings under line of
    credit agreements                     $1,197,523    $  449,121   $1,991,373
  Issuance of long-term debt (Note D)      5,000,000          -          -
  Issuance of preferred stock (Note D)     1,000,000          -          -
  Private placement financing costs
    (Note D)                                (459,443)         -          -
  Principal payments on long-term
    debt                                    (115,911)     (134,772)     (92,142)
  Proceeds from exercise of stock
    options                                   37,800        86,125        3,000
  Dividends paid on preferred stock          (14,000)         -          -
                                         -----------   -----------   ----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                   6,645,969       400,474    1,902,231
                                         -----------   -----------   ----------
  NET INCREASE (DECREASE)IN CASH
    AND CASH EQUIVALENTS                    (137,383)     (341,856)      59,916

  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                        159,669       501,525      441,609
                                         -----------   -----------   ----------
  CASH AND CASH EQUIVALENTS AT
    END OF YEAR                            $  22,286    $  159,669   $  501,525
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                   Year Ended July 31,
                                         --------------------------------------
                                              1997          1996         1995
                                         -----------   -----------   ----------
CASH PAID DURING THE YEAR FOR:
  Interest                                $1,324,731    $  953,955   $  681,803
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------
  Income taxes                            $   10,234    $   28,950   $   15,138
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------

                                                         Continued on next page.


See notes to consolidated financial statements.

                                      PICO PRODUCTS, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In February 1997 the holders of $100,000 of the Company's notes payable exercised 100,000 warrants to purchase common stock of the Company at $1.00 per share. The proceeds from the exercise of the warrants offset the payment due on the debt.

     In fiscal year 1997 the Company financed the purchase of computer, office and test lab equipment totaling approximately $358,000.

     In fiscal year 1996 the Company financed the purchase of office and test lab equipment totaling approximately $94,000.

     In March 1996 the holders of $250,000 of the Company's notes payable exercised 250,000 warrants to purchase common stock of the Company at $1.00 per share. The proceeds from the exercise of the warrants offset the payment due on the debt.

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

                           PICO PRODUCTS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

     The Company had net losses of $5,887,263 and $399,655 and negative cash flows from operating activities of $6,500,121 and $513,581 for the years ended July 31, 1997 and 1996, respectively. It also was in violation of certain financial debt covenants at July 31, 1997.

     The Company obtained waivers of its debt covenant violations and negotiated new, less restrictive covenants, with which management believes the Company can comply. Management has also implemented a plan to reduce its excess inventories and decrease expenses. This plan includes closing its Hong Kong and Thailand sales offices and selling products in the Far East through alliances with local distributors.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and debt instruments. The carrying value of cash equivalents, accounts receivable and accounts payable, are representative of their fair values due to their short maturities. The estimated fair value of the revolving bank line of credit approximates fair value because of its variable interest rate. It is not practical to estimate the fair value of the Company's private placement financings due to the lack of quoted market prices.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the assets as follows:

               Buildings                     20 years
               Leasehold improvements   Term of lease
               Machinery and equipment  3 to 10 years

     During the fiscal years ended July 31, 1997 and 1995, approximately $342,000 and $878,000, respectively, of cost and the related accumulated depreciation were removed from the accounting records for fully depreciated assets no longer in use.

     Repairs and maintenance costs not extending the useful life of the assets are expensed in the year incurred. Betterments are capitalized.

PATENTS AND TRADEMARKS

     Patents and trademarks are amortized on the straight-line method over the shorter of their estimated useful lives or the remaining lives of the patents and trademarks which at July 31, 1997 represented 15 to 26 years.

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

INCOME (LOSS) PER SHARE

     Income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during each year, assuming exercise of dilutive outstanding stock options and warrants under the treasury stock method. For the years ended July 31, 1997 and 1996, common stock equivalents and warrants were not included in the computations since their inclusion would be anti-dilutive.

CERTAIN RECLASSIFICATIONS

     The Company has made certain reclassifications to the 1996 and 1995 consolidated financial statements to conform to the classifications used in the 1997 consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company for the fiscal quarter ending January 31, 1998 and earnings per share for all prior periods will be restated upon adoption.

B.   INVENTORIES

The composition of inventories was as follows:

                                      July 31,
                          ---------------------------
                               1997          1996
                          -----------     -----------
          Raw materials   $ 4,634,967     $ 3,485,548
          Work in process     606,218         636,072
          Finished goods    6,720,044       6,811,624
                          -----------     -----------
                          $11,961,229     $10,933,244
                          -----------     -----------
                          -----------     -----------

In the fourth quarter, the Company recognized additional write-downs of inventories of $1,745,000.

C.   NOTES PAYABLE

     At July 31, 1997, the Company's Pico Macom, Inc. subsidiary (Pico Macom) had a $11,000,000 revolving bank line of credit with HSBC Business Loans, a member of the Hongkong and Shanghai Banking Corporation Group, which provides for interest at the prime rate (8.5% at July 31, 1997 and 8.25% at July 31, 1996) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line of credit is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories.

     The line is structured as a $11,000,000 line of credit with a sublimit of $1,500,000 for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. At July 31, 1997, Pico Macom had $9,425,299 in revolving loans and $7,871 in letters of credit outstanding, and the unused portion of the borrowing base was $290,471.

     The line of credit arrangement is subject to various financial tests and covenants, including but not limited to, tangible net worth, working capital and current ratio requirements; and contains certain restrictions on acquisitions, capital expenditures and payment of dividends or purchases of stock. The line of credit is subject to review and renewal on December 31, 1998.

     At July 31, 1997, the Company was in violation of several financial covenants relating to Pico Macom's bank revolving line of credit. These covenants required a certain minimum net income for the fiscal year ended July 31, 1997 for Pico Macom and limited certain financial ratios. Pico Macom's bank has issued a waiver of these violations effective July 31, 1997 and the Company negotiated new, less restrictive covenants, with which management believes the Company can comply.

D.   LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

Long-term debt consisted of the following:
                                                           July 31,
                                                     ----------------------
                                                       1997        1996
                                                     ----------  ----------
Subordinated debentures to domestic invest-
  ment funds, payable in installments
  beginning in fiscal 2001 through fiscal
  2004, with interest at 12.0%                       $5,000,000      -

Debt discount for valuation of stock
  warrants issued to domestic investment
  funds                                                (425,202)     -

Subordinated notes payable to domestic
  Investment funds, payable in fiscal 2001,
  with interest at 10.0%                                150,000      -

Notes payable to Bermuda-based and Jersey-
  based investment funds, payable in equal
  installments in fiscal 1996 and 1997,
  with interest at 8.0%                                    -       $250,000

Capital lease obligations (Note E)                      319,425      93,737
Other loans payable                                       3,965       6,763
                                                     ----------  ----------
                                                      5,048,188     350,500

Less current portion                                    132,902     311,086
                                                     ----------  ----------
                                                     $4,915,286   $  39,414
                                                     ----------  ----------
                                                     ----------  ----------

     In November 1996 the Company completed a private placement financing totaling $6 million with two U.S.-based institutional investors. The private placement consisted of $5 million of seven-year 12 percent subordinated debentures and $1 million of seven-year 12 percent redeemable preferred stock. In connection with the financing, the Company issued warrants to the investors and to the Company's investment banker for 955,176 shares of its common stock. These warrants are exercisable no later than 10 years from the date of issuance, at a price of $1.81 per share.

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

     Various transaction costs totaling $459,443 were incurred in conjunction with the private placement financing. These costs are being amortized over the seven-year term of the debt and preferred stock.

     The Company has measured the fair value of the warrants issued in connection with the private placement financing. This value has been allocated as a discount applied against the related long-term debt and redeemable preferred stock and is being amortized over the seven-year term of the subordinated debentures and preferred stock.

     The private placement financing agreements require the Company to meet certain financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these new agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

     At July 31, 1997 the Company was in violation of several financial covenants relating to the private placement. These covenants required a minimum net income for the fiscal year-end and limited certain financial ratios. The holders of the subordinated debt and the redeemable preferred stock have issued waivers of these violations effective July 31, 1997 and the Company negotiated new, less restrictive covenants, with which management believes the Company can comply.

     In June 1997 the holders of $150,000 of the Company's subordinated notes payable, with interest at 8%, sold the notes to one of the U.S.-based institutional investors involved in the November 1996 private placement financing. As of July 31, 1997, the debt has been converted to subordinated notes payable due in fiscal year 2001, with interest at 10%.

     In February 1996, the Company was notified by the holders of two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250,000 installment payment due on the debt. This transaction was completed in March 1996.

     In February 1997, the Company was notified by the holders of two outstanding notes payable that they intended to exercise 100,000 warrants to purchase common stock of the Company, totaling $100,000, against the second installment or payment due on the debt. This transaction was completed in February 1997.

     Long-term debt and redeemable preferred stock at July 31, 1997 are payable as follow:

                                                   Redeemable
                                   Long-Term Debt  Preferred Stock
                                   --------------  ---------------
     Year ending July 31, 1998     $  132,902             -
     Year ending July 31, 1999        127,085             -
     Year ending July 31, 2000         63,404             -
     Year ending July 31, 2001        650,000         100,000
     Year ending July 31, 2002        500,000         100,000
     Thereafter                     3,574,757         717,086
                                   --------------  ---------------
                                   $5,048,188         917,086
                                   --------------  ---------------
                                   --------------  ---------------

E.   LEASE COMMITMENTS

     The Company leases manufacturing, computer and office equipment under lease agreements, some of which have been capitalized. These capitalized lease obligations are payable in monthly and quarterly installments through fiscal year 2000 and have interest rates varying from 4% to 12%. The Company has included the cost of equipment under capital leases of $401,920 and $371,824 in property, plant and equipment at July 31, 1997 and 1996, respectively. Accumulated amortization on such assets was $47,279 and $262,412 at July 31, 1997 and 1996, respectively.

     The Company also leases certain of its manufacturing and office facilities and equipment under operating lease agreements. Minimum rental commitments at July 31, 1997 for these leases are as follows:

                                    Capital   Operating
                                   --------  ----------
     Year ending July 31, 1998     $153,138  $  458,193
     Year ending July 31, 1999      137,525      83,291
     Year ending July 31, 2000       65,641      69,794
     Year ending July 31, 2001          -        35,569
     Year ending July 31, 2002          -        15,526
     Thereafter                         -         9,119
                                   --------  ----------
                                   356,304
     Less imputed interest          36,879
                                   --------
                                  $319,425   $  671,492
                                   --------  ----------
                                   --------  ----------

     Renewal options exist on certain of the operating leases for additional periods at increased rental rates. Total rental expense for the years ended July 31, 1997, 1996 and 1995 was $677,784, $650,175 and $507,739,respectively.
The Company is also required to pay real estate taxes and other occupancy costs of the facilities in addition to the above rentals.

F.   OTHER INCOME

Other income consisted of the following:


                             Year Ended July 31,
                        ---------------------------
                         1997      1996      1995
                        -------    -------  --------
Royalty income           $ -       $ -      $256,657
Interest income           13,496    22,060    25,240
                         -------   -------  --------
                         $13,496   $22,060  $281,897
                         -------   -------  --------
                         -------   -------  --------

     The Company's patent for positive trapping systems expired in fiscal year 1995. Licenses issued for use of this patented technology generated the Company's royalty income. At July 31, 1995, the Company had fully written off the patent's cost and the related accumulated amortization from its books and records.

G.   INCOME TAXES

     A reconciliation of the Company's income tax provision to that computed using the Federal statutory rate is as follows:

                                            Year Ended July 31,
                                -----------------------------------
                                   1997          1996        1995
                                -----------   ---------  ----------
Federal tax (benefit)
  based on statutory tax rate   $(2,061,000)  $(140,000) $  198,000
Other                               101,000     318,000     170,000
Change in valuation
  allowance                       1,960,000    (178,000)   (368,000)
Alternative minimum tax                -            -        40,000
                                -----------   ---------  ----------
                                $      -      $     -    $   40,000
                                -----------   ---------  ----------
                                -----------   ---------  ----------

     At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16.8 million which expire in varying amounts from the year 2000 through the year 2012. Additionally, the Company has federal tax credit carryforwards of approximately $367,000 which expire in varying amounts from the year 1998 through the year 2001.

     Neither U.S. nor foreign taxes have been provided on the cumulative undistributed foreign earnings, as of July 31, 1997, due to an exemption from foreign taxes, which expires in 1998, and the intention of the Company to permanently reinvest earnings in the operations of foreign subsidiaries.

     The following represents the tax effects of significant items comprising the Company's deferred income taxes as of July 31, 1997 and 1996. The Company recognized a valuation allowance to offset the net deferred tax asset since the future benefit of these assets is not assured

                                                               July 31,
                                                      -----------------------
                                                          1997        1996
                                                     -----------  -----------
Deferred income tax assets:
     Differences between book and
       tax basis of property                         $   136,000  $    92,000
     Reserves not currently deductible                 1,353,000      385,000
     Other                                                64,000       49,000
     Operating loss carryforwards                      6,765,000    5,730,000
     Tax credit carryforwards                            367,000      469,000
                                                     -----------  -----------
                                                       8,685,000    6,725,000
Valuation allowance                                   (8,685,000)  (6,725,000)
                                                     -----------  -----------
Net deferred income taxes                            $     -0-    $     -0-
                                                     -----------  -----------
                                                     -----------  -----------

H.   PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed as incurred and are included as part of selling and administrative expenses. Expenses related to product development for the years ended July 31, 1997, 1996 and 1995 amounted to approximately $1,340,000, $1,368,000, and $979,000, respectively.

I.   SIGNIFICANT CUSTOMERS

     In fiscal 1997, 1996 and 1995 the Company's sales to one customer were approximately 9%, 16%, and 20%, respectively, of the Company's consolidated sales.

J.   RETIREMENT BENEFITS

     The Company maintains a defined contribution pension plan (under Internal Revenue Code Section 401(k)) covering substantially all of its U.S.-based employees with more than three months of service. Company contributions are determined at 50% of each employee's voluntary contribution (up to 6% of compensation) to the plan. The Company's contribution expense totaled $91,407, $77,856 and $63,958 for the years ended July 31, 1997, 1996 and 1995, respectively.

K.   OTHER STOCK OPTIONS

     During fiscal year 1994, the Board of Directors issued nonqualified, non-plan options to two individuals. These options were issued in November 1993 and became exercisable in November 1994. A total of 30,000 options were issued at an average exercise price of $1.29 per share. The Company recognized compensation expense of $12,292 and $33,958 during fiscal year 1995 and fiscal year 1994, respectively, for the difference between the fair value of the stock options at the date of the grant and the exercise price of the options.

L.   STOCK INCENTIVE PLANS

     The Company has four stock incentive plans; the 1981 Non-Qualified Stock Option Plan (1981 Plan) amended in December, 1991 and in December 1995; the 1982 Incentive Stock Option Plan (1982 Plan) adopted in April 1982; the 1992 Incentive Stock Plan (1992 Plan), adopted in January, 1993 and amended in July, 1994; and the 1996 Incentive Stock Plan (1996 Plan), adopted in December 1996. The 1981 Plan reserved 450,000 common shares for issuance, the 1982 Plan reserved 150,000 shares for issuance, the 1992 Plan reserves 175,000 common shares for issuances and the 1996 Plan reserves 195,000 common shares for issuance. Each plan is administered by the Board of Directors, or a special committee thereof, which has the authority to determine the persons, the shares and the related terms and provisions of the incentives which may be granted.

     Under the 1981 Plan, the option exercise price could not be less than 80% of the fair market value of the shares at the date of grant. Under the 1982 Plan, the option exercise price could not be less than 100% (or 110% if the optionee owned 10% or more of the Company's outstanding voting securities) of the fair market value of the shares at the date of grant. Options under the 1981 Plan and the 1982 Plan could not be exercised more than five years and ten years, respectively, from the date of grant. The 1982 Plan provided limitations on the number of option shares which could be granted to officers and directors. In both plans, options became exercisable as specified in the option agreement, subject to the limitation that no option could be exercised within twelve months after the date it is granted. The 1982 Plan provided that no incentive stock options could be granted after April 28, 1992, and the 1981 Plan provided that no non-qualified stock options could be granted after May 31, 1996.

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

     Under the 1992 plan, Rights may be granted to holders of stock options outstanding under the 1981 Plan, the 1982 Plan, or the 1992 Plan, whereby the holder of such options, in exchange for the surrender of the options to the Company, will receive from the Company an amount equal to the excess of the fair market value of the related shares over the option price of the options surrendered. Awards may be granted to selected recipients, without payment therefore, as additional compensation for their services to the Company or its affiliates. Any Awards will be subject to various terms and conditions as determined by the committee.

     The 1996 Plan provisions are essentially the same as the 1992 Plan, allowing for grants of ISO's, NSO's, Rights and Awards to eligible persons. Under the 1996 Plan, Rights may be granted to holders of stock options outstanding under the 1981 Plan, the 1992 Plan, or the 1996 Plan, whereby the holder of such options, in exchange for the surrender of the options to the Company, will receive from the Company an amount equal to the excess of the fair market value of the related shares over the option price of the options surrendered. Awards may be granted to selected recipients, without payment therefore, as additional compensation for their services to the Company or its affiliates. Any Awards will be subject to various terms and conditions as determined by a committee of the Board of Directors.

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

A SUMMARY OF CHANGES IN SHARES UNDER OPTION FOR THE COMPANY'S FOUR STOCK INCENTIVE PLANS IS AS FOLLOWS:

                                          Year Ended July 31,
                                     --------------------------------
                                         1997       1996      1995
                                     ---------   ---------   --------
 NON QUALIFIED PLAN (1981):
  Outstanding at beginning of year     290,000     410,000    408,500
  Options granted                         -         10,500      6,500
  Options expired                      (33,750)    (10,500)       -
  Options exercised                    (23,000)   (120,000)    (5,000)
                                     ---------   ---------   --------
  Outstanding at end of year         @ 233,250   * 290,000    410,000
                                     ---------   ---------   --------
                                     ---------   ---------   --------
  Exercisable at end of year         @ 227,083   * 268,670    370,000
                                     ---------   ---------   --------
                                     ---------   ---------   --------
 Weighted average
  exercise price of options -
  Outstanding at beginning of year   $    0.95   $    0.75   $   0.80
  Options granted                    $  --       $    1.81   $   2.50

  Options expired                    $    1.26   $    1.20   $    --
  Options exercised                  $    1.12   $    0.60   $   0.60
  Outstanding at end of year         $    0.89   $    0.95   $   0.75

  Exercisable at end of year         $   0.86    $    0.87   $   0.75


* includes options to acquire 175,000 shares of the Company's common stock which were exercised in exchange for stock subscription notes receivable during fiscal year 1996.

@ includes options to acquire 165,000 shares of the Company's common stock which were exercised in exchange for stock subscription notes receivable during fiscal year 1996.

INCENTIVE PLAN (1982):
  Outstanding at beginning of year       -          45,200     45,200
  Options exercised                      -         (45,200)      -
                                     ---------   ---------   --------
  Outstanding at end of year             -            -        45,200
                                     ---------   ---------   --------
                                     ---------   ---------   --------
  Exercisable at end of year             -            -        45,200
                                     ---------   ---------   --------
                                     ---------   ---------   --------

 Weighted average
  exercise price of options -
  Outstanding at beginning of year   $  --        $   0.31    $  0.31
  Options exercised                  $  --        $   0.31    $ --
  Outstanding at end of year         $  --        $  --       $  0.31


Continued on next page

STOCK PLAN (1992)                             Year Ended July 31,
----------------------                  --------------------------------
(Nonqualified options)                     1997         1996      1995
                                        --------      --------  --------
  Outstanding at beginning of year       135,000       114,000    45,000
  Options granted                         10,000        23,500    69,000
  Options expired                        (17,833)       (2,500)     --
  Options exercised                      (10,667)         --        --
                                        --------      --------  --------
  Outstanding at end of year             116,500       135,000   114,000
                                        --------      --------  --------
                                        --------      --------  --------
Exercisable at end of year                76,673        58,832    28,000
                                        --------      --------  --------
                                        --------      --------  --------
Weighted average
  exercise price of options -
  Outstanding at beginning of year      $   2.19      $   2.29  $   1.16
  Options granted                       $   1.62      $   1.83  $   3.03
  Options expired                       $   2.43      $   3.19  $  --
  Options exercised                     $   1.13      $   --    $  --
  Outstanding at the end of year        $   2.20      $   2.19  $   2.29

Exercisable at end of year              $   2.13      $    .85  $   1.13

STOCK PLAN (1996)                            Year Ended July 31,
----------------------                  --------------------------------
 (Nonqualified options)                   1997         1996       1995
                                        --------      --------  --------
  Outstanding at beginning of year       120,000        -0-       -0-
  Options granted                          7,500       120,000    -0-
  Options expired                        (75,000)        -0-      -0-
  Options exercised                        -0-           -0-      -0-
                                        --------      --------  --------
Outstanding at end of year                52,500       120,000    -0-
                                        --------      --------  --------
                                        --------      --------  --------
Exercisable at end of year                14,999         -0-      -0-
                                        --------      --------  --------
                                        --------      --------  --------
Weighted average
  exercise price of options -
  Outstanding at beginning of year      $   2.34      $   --    $  --
  Options granted                       $   2.09      $   2.34  $  --
  Options expired                       $   2.34      $   --    $  --
  Options exercised                     $   --        $   --    $  --
  Outstanding at the end of year        $  2.25       $  2.34   $ -0-
  Exercisable at end of year            $  2.28       $   -0-   $ -0-

Significant option groups outstanding at July 31, 1997 and related weighted average price and life information follow:

                           Weighted Average  Weighted                  Weighted
Range of        Number         Remaining     Average        Number     Average
Exercise      Outstanding     Contractual    Exercise    Exercisable   Exercise
 Prices    at July 31, 1997      Life          Price   at July 31,1997  Price
--------   ---------------- ---------------- --------  --------------- --------
$ .60- .80    165,000            #           $  .64      165,000        $  .64
 1.00-1.50     93,000         1.4 years        1.14       87,668          1.12
 1.62-2.34     79,250         4.0 years        2.10       20,581          2.18
 2.50-3.38     60,000         2.2 years        3.08       40,506          3.08
 3.94           5,000         1.5 years        3.94        5,000          3.94
              -------                                    -------
              402,250                                    318,755
              -------                                    -------
              -------                                    -------

     # Options were exercised for stock subscription notes receivables during fiscal year 1996.

     The weighted average fair value of the stock options granted from the 1981 Plan, the 1992 Plan, and the 1996 Plan during fiscal years 1997 and 1996 was $1.53 and $ 1.39 respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:


                         Year Ended July 31,
                          1997         1996
                        ---------    ---------
Expected life           5.0 years    5.0 years
Risk-free interest rate   6.23%        6.32%
Volatility                  83%          83%
Dividend yield               -            -

     The Company has applied the provisions of APB Opinion 25 to account for stock options, under which no compensation cost has been recognized for stock option awards. Had compensation costs for the Company's stock incentive plans been determined consistent with the provisions of Statement of Financial Accounting Standards Number 123, the Company's pro-forma net income
(loss) attributable to common stock and earnings (loss) per share for fiscal years 1997 and 1996 would have been as follows:

                                      Year Ended July 31,
                                        1997         1996
                                    -----------   ---------
     Net income (loss)
     Attributable to Common Stock   $(5,988,898)  $(406,892)
                                    -----------   ---------
                                    -----------   ---------
     Net income (loss) attributable
     to common stock per common
     share:
               Primary              $     (1.46)  $   (0.11)
                                    -----------   ---------
                                    -----------   ---------
               Fully Diluted        $     (1.46)     $(0.11)
                                    -----------   ---------
                                    -----------   ---------

Because options vest over several years and additional options may be granted each year, the effects on pro forma net loss and related per share amounts presented above are not representative of the effects for future years.

M.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The majority of the SMATV electronic components sold by Pico Macom are manufactured under contract on an exclusive basis by one subcontractor in Taiwan. The Company is committed to procure a minimum of approximately $6,000,000 of products from this subcontractor through fiscal year 1998. Management believes that the Company's relationship with this subcontractor is excellent and that the financial strength of the subcontractor is strong. However, the loss of this subcontractor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. The contract does not require the subcontractor to maintain a parts inventory, so that from time-to-time delays are possible in completing customer orders. The current contract expires in May 1998 and management anticipates renewing the contract prior to its expiration. Most of the other products obtained from foreign-based vendors are available from a number of different subcontractors.

EAGLE LITIGATION

     On July 30, 1997, Eagle Comtronics, Inc. ("Eagle") filed a motion in the United States District Court for the Northern District of New York to amend the complaint for patent infringement it had filed in 1979 against the Company.
This 1979 action had been settled by Consent Judgment in 1988, pursuant to which the Company and Eagle entered into a License Agreement providing for specified royalty payments from Eagle to the Company. Eagle's motion sought the District Court's permission to proceed against the Company under various legal theories for breach of the License Agreement, based on Eagle's allegation that the Company, in violation of the License Agreement's "most favored nation" clause, granted a license to a third party (Arrow Communication Laboratories, Inc.) on more favorable terms than those provided to Eagle. Eagle sought damages of approximately $1,600,000 plus interest and attorneys fees. The Company believed that Eagle's motion was procedurally improper and that, even if the amended complaint were allowed by the District Court, it had meritorious defenses to the claims stated in the amended complaint.

     The Company responded to Eagle's motion, and Eagle promptly withdrew the motion to file an amended complaint. At the same time Eagle filed a complaint in New York State Supreme Court similar to the proposed amended federal complaint. Management believes that the Company has meritorious defenses to Eagle's action and that such suit will not have any material adverse effect on the Company.

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

     The Company initiated a patent infringement suit against Arcom in the United States District Court for the Northern District of New York, which sought treble damages for willful infringement plus attorneys fees. The Company requested that the Court grant a preliminary injunction to prevent Arcom from infringing its patent. At a Court hearing in February 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through July 31, 1995 Arcom had made cash payments of $462,066 covering royalties through February 14, 1995. The Company did not include these amounts in income in any fiscal period but recorded a current liability for $462,066 at July 31, 1995. In addition, Arcom agreed to post an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful In-fringement claim. In exchange, the Company withdrew its request for a preliminary injunction.

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

EPA INFORMATION REQUEST

     In March 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga County, New York. The Company learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List in December 1994 and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is only one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

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

N.   RESTRUCTURING COSTS

     The Company has recorded restructuring expenses of approximately $900,000 in the fourth quarter of fiscal year 1997 related to the realignment of its operations and a contract settlement with the Company's former chairman and chief executive officer. The Company has decided to pursue product distribution in the Far East through alliances with local distributors, and therefore will incur the costs of closing down its Hong Kong office.

   SUBSEQUENT EVENT

     On September 12, 1997 the Company completed a private placement financing totaling $1,650,000 with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485,000 of three-year 10 percent junior subordinated debentures and $165,000 of three-year 10 percent redeemable preferred stock. In connection with the financing, the Company has agreed to issue to the investors warrants for up to 1,442,000 shares of its common stock, of which 300,000 shares are subject to call provisions. The Company may purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, at $3.00 per share less the exercise price.

     As of October 31, 1997 the Company had received cash of $985,000 of the total financing facility, with $500,000 still available to fund the Company's operating needs. The remaining $150,000 of the private placement facility represents previously issued subordinated notes payable of the Company which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to the investors warrants for 1,004,641 shares of its common stock, of which 209,010 shares are subject to the above call provision. Warrants to purchase an additional 437,359 shares will be issued to the investors when the balance of the financing is funded.

     The warrants issued in conjunction with this financing are exercisable no later than 6 years from the date of issuance, at a price equal to the average trading price of the Company's common stock over the 90-day period commencing 30 days after the Company files its fiscal year 1997 Annual Report on Form 10-K with the Securities and Exchange Commission.

     As a condition to the financing, Allied requested that the Company's Board of Directors participate in Allied's investment on the same terms and conditions as Allied. Four members of the Company's Board of Directors have participated with Allied for an amount up to $335,000.

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                  Balance     charged to               Balance
                                  beginning   cost and                  end of
Description                       of period   expenses    Deduction*    Period
-----------                       ---------   ---------   ----------   --------
Fiscal Year Ended July 31, 1995:
  Allowance for
  doubtful accounts               $295,000     $142,897    $147,897     $290,000

Fiscal Year Ended July 31, 1996:
  Allowance for
  doubtful accounts               $290,000     $143,769    $233,769     $200,000

Fiscal Year Ended July 31, 1997:
  Allowance for
  doubtful accounts               $200,000     $124,119    $124,119     $200,000


* Write-off of uncollectible accounts receivable and other adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1997 annual meeting of shareholders which will be filed prior to November 28, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1997 annual meeting of shareholders which will be filed prior to November 28, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1997 annual meeting of shareholders which will be filed prior to November 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1997 annual meeting of shareholders which will be filed prior to November 28, 1997.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following consolidated financial statements are included in
          Part II Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets as of July 31, 1997 and 1996

          Consolidated Statements of Operations for the Years Ended July 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1996 and 1995

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

 3(b)e    By-Laws of the Company, as amended on December 17, 1987.

 4(a)b    1981 Non-Qualified Stock Option Plan.

 4(b)a    1982 Incentive Stock Option Plan.

 4(c)i    1992 Incentive Stock Plan.

 4(d)j Warrant Certificates issued to Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, dated February 10, 1993.

 4(e)k    Warrant Certificate issued to City National Bank, dated February 10,
          1993.

 4(f)m    Amendment to 1992 Incentive Stock Plan.

 4(g)r    Amendment to 1981 Non-Qualified Stock Option Plan.

 4(h)s Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated November 21, 1996.

 4(i)s Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                    Holder                      Amount
          -----------------------------      ----------
          Allied Investment Corporation      $2,300,000
          Allied Investment Corporation II   $1,450,000
          Allied Capital Corporation II      $  550,000

 4(j)s Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

 4(k)s Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:


     See page 62 for Key to Index of Exhibits Incorporated by Reference.

                         Holder                 Shares
          -----------------------------        -------
          Allied Investment Corporation        358,484
          Allied Investment Corporation II     226,001
          Allied Capital Corporation II         85,724
          The Sinkler Corporation              155,863
          Shipley Raidy Capital Partners, LP    20,000


 4(l)s    Stock Purchase Warrant issued by the Company to Allied
          Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                              Percentage of
                    Holder                        Shares
          -----------------------------        -----------
          Allied Investment Corporation          6.9%
          Allied Investment Corporation II       4.35%
          Allied Capital Corporation II          1.65%
          The Sinkler Corporation                3.0%

 4(m)s Registration Rights Agreement between the Company, Allied Capital Corporation and certain of its affiliated companies, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, Shipley Raidy Capital Partners, LP, and The Sinkler Corporation, dated November 21,1996.

 4(n)t    Amended and Restated 1996 Incentive Stock Plan.

 4(o) Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated September 12, 1997.

 4(p) Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital
          Corporation, dated September 12, 1997. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                    Holder                      Amount
          -----------------------------        -------

          Allied Investment Corporation        $374,300
          Allied Capital Corporation II        $394,000


See page 62 for Key to Index of Exhibits Incorporated by Reference.

 4(q) Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated September 12, 1997.

 4(r) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                   Holder                       Shares
          -----------------------------        -------
          Allied Investment Corporation        258,944
          Allied Capital Corporation II        272,572
         The Sinkler Corporation               114,200

 4(s) Stock Purchase Warrant Subject to Call issued by the Company to Allied Capital Corporation, dated September 12, 1997.
          The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                   Holder                       Shares
          -----------------------------        -------
          Allied Investment Corporation        68,024
          Allied Capital Corporation II        71,604
          The Sinkler Corporation              30,000

 4 (t) First amendment to Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital
          Corporation and certain of its affiliated Companies, dated September 12, 1997.

10(a)f    The Company product warranties

10(b)c Pico (St. Kitts) Limited lease on Pond Pasture Industrial Estate, Basseterre, St. Christopher and Nevis

10(c)d Pico Macom, Inc. lease on approximately 60,000 square feet of building at 12500 Foothill Blvd., Lakeview Terraace,
          California.

10(d)g Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Blvd., Lakeview Terrace, California.

10(e)e    Lease on office of Pico Macom Taiwan Co., Ltd.


See page 62 for Key to Index of Exhibits Incorporated by Reference.

10(f)g Exclusive Manufacturing Agreement between Pico Macom, Inc. and Goodmind Industries, dated April 26, 1989.

10(g)k Amendment to Exclusive Manufacturing Agreement between Pico Macom, Inc. and Good Mind Industries (dated April 26, 1989) - amendment dated April 27, 1993

10(h)l Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994

10(i)o Employment Agreement between Pico Macom, Inc. and Norman Reinhardt, dated March 22, 1995.

10(j)o Amendment to Exclusive Manufacturing/Marketing Agreement between Pico Macom, Inc. and Goodmind Industries (dated April 26, 1989) - amendment dated April 10, 1995.

10(k)p Amendments to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendments dated April 27, 1995 and May 18, 1995.

10(l)p    Employment Agreement between Pico Products, Inc. and     Everett
          T. Keech, dated September 22, 1995.

10(m)q Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Boulevard, Lakeview Terrace, California - amendment dated November 9, 1995.

10(n)r Amendment No. 3 to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May 25, 1994 - amendment dated December 20, 1995.

10(o)s Amendment No. 4 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc. (original agreement dated May 25,
          1994) - amendment dated November 25, 1996.

10(p)u Employment Agreement between Pico Products, Inc. and Robert G. Cunningham, dated December 12, 1996.

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

s Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1996 and incorporated by reference.

t Previously filed by the Company as an amendment to the Company's definitive proxy statement dated December 4, 19965 and incorporated by reference.

u Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1997 and incorporated by reference.

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

Date:     November 13, 1997

PICO PRODUCTS, INC.

By:  /s/ Charles G. Emley, Jr.       By:  /s/ Jack Brucker
   --------------------------             ---------------------
     Charles G. Emley, Jr.                Jack Brucker
     Chairman of the Board                Executive Vice President,
     (Principal Executive Officer)        Operations and Chief
                                          Financial Officer
                                         (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pico Products, Inc. and in the capacities and on the dates indicated.



/s/ Charles G. Emley, Jr.               /s/ David Heenan
--------------------------             ---------------------
Charles G. Emley, Jr.                   David Heenan
Chairman of the Board                   Director
November 13, 1997                        November 13, 1997



/s/ E.B. Leisenring, Jr.                /s/ Pierson G. Mapes
--------------------------             ---------------------
E.B. Leisenring, Jr.                    Pierson G. Mapes
Director                                Director
November 13, 1997                       November 13, 1997


/s/ William W. Mauritz
--------------------------
William W. Mauritz
Director
November 13, 1997

                              FORM 10-K

                      YEAR ENDED JULY 31, 1997

                            NEW EXHIBITS

------------------------------------------------------------------------------

3(a) Complete copy of Certificate of Incorporation of the Company, as amended on November 19, 1996.

4(o) Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated September 12, 1997.

4(p) Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated September 12, 1997. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                    Holder             Amount
     -----------------------------    --------
     Allied Investment Corporation    $374,300
                                      --------
     Allied Capital Corporation II    $394,000
                                      --------

4(q) Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated
     September 12, 1997.

4(r) Stock Purchase Warrant issued by the Company to Allied
     Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

          Holder                        Shares
     -----------------------------    ----------
     Allied Investment Corporation     258,944
     Allied Capital Corporation II     272,572
     The Sinkler Corporation           114,200



List of New Exhibits Continued on Next Page.

                              FORM 10-K

                      YEAR ENDED JULY 31, 1997

                       NEW EXHIBITS (CONTINUED)

------------------------------------------------------------------------------

4(s) Stock Purchase Warrant Subject to Call issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

               Holder                   Shares
      -----------------------------    -------
      Allied Investment Corporation     68,024
      Allied Capital Corporation II     71,604
      The Sinkler Corporation           30,000

4(t) First Amendment to Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated Companies, dated September
      12, 1997.

11.1  Computation of Per Share Earnings

24(a) Independent Auditors' Consent

27    Financial Data Schedule (included only in the EDGAR filing).