Form 10-Q
period 1997-10-31
PICO PRODUCTS INC
filed 1997-12-15
CIK 352994

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


          (Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          October 31, 1997
                                          --------------------------------------
                                     OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the transition period from           to

                            Commission File Number   1-8342
                                                   ---------

                                 PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         NEW YORK                                          15-0624701
----------------------------------                ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                     91342
----------------------------------------               -------------------------
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

                         YES    X                                NO
                              ----                                    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 6, 1996.

Common Stock, $0.01 par value                               4,185,913
-----------------------------                          ------------------
           Class                                        Number of Shares

                                 PICO PRODUCTS, INC.

                                        INDEX



                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         October 31, 1997 and July 31, 1996                            3-4

         Condensed Consolidated Statements
         of Income - Three Months
         Ended October 31, 1997 and 1996                               5

         Condensed Consolidated Statements
         of Cash Flows - Three Months
         Ended October  31, 1997 and 1996                              6

         Notes to Condensed Consolidated Financial
         Statements                                                    7-11

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                                     11-14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             15

Item 2.  Changes in Securities                                         15

Item 6.  Exhibits and Reports on Form 8-K                              16-27

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                    October 31,       July 31,
                                                       1997             1997
                                                    -----------     -----------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                         $    18,932      $   22,286
  Accounts receivable (less allowance
     for doubtful accounts:  October 31, 1997,
     $200,000; July 31, 1997, $200,000)               4,387,681       5,621,232

  Inventories (Note 2)                               11,977,088      11,961,229
  Prepaid expenses and other current
          assets                                        262,679         339,760
                                                    -----------     -----------

     TOTAL CURRENT ASSETS                            16,646,380      17,944,507
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:

  Buildings                                             217,255         217,255
  Leasehold improvements                                186,689         279,842
  Machinery and equipment                             2,887,501       2,900,270
                                                    -----------     -----------
                                                      3,291,445       3,397,367
  Less accumulated depreciation
     and amortization                                 2,361,598       2,431,779
                                                    -----------     -----------
                                                        929,847         965,588
                                                    -----------     -----------
OTHER ASSETS:
  Patents and licenses (less accumulated
     amortization: October 31, 1997, $69,650;
     July 31, 1997, $68,156)                            151,560         153,054
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization; October 31, 1997, $403,230;
     July 31, 1997, $395,970)                           174,205         181,465
  Deposits and other noncurrent assets                  236,823         235,614
  Debt issuance costs (less accumulated
     amortization; October 31, 1997, $66,405;
     July 31, 1997; $43,760)                            509,198         415,683
                                                    -----------     -----------
                                                      1,071,786         985,816
                                                    -----------     -----------

                                                    $18,648,013     $19,895,911
                                                    -----------     -----------
                                                    -----------     -----------


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)
                                     (Unaudited)

                                                    October 31,       July 31,
                                                       1997             1997
                                                    -----------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Notes payable (Notes 5&6)                           $ 8,306,868      $9,425,299
Current portion of long-term debt                       134,217         132,902
Accounts payable                                      2,463,805       3,348,977
Accrued expenses:
     Legal and accounting                               280,042         212,976
     Payroll and payroll taxes                          378,499         486,397
     Other accrued expenses                             404,086         395,552
     Restructuring costs                                449,725         580,035
                                                    -----------     -----------

     TOTAL CURRENT LIABILITIES                       12,417,242      14,582,138
                                                    -----------     -----------
LONG-TERM DEBT (Note 6)                               5,526,468       4,915,286
                                                    -----------     -----------
RESTRUCTURING COSTS                                     237,959         298,744
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES                            -               -
        (Note 4)

REDEEMBABLE PREFERRED STOCK, $.01 par
 value; authorized 500,000 shares; issued
 and outstanding 1,165 shares at October 31,
 1997 and 1,000 shares at July 31, 1997               1,050,973         917,086
                                                    -----------     -----------

SHAREHOLDERS' DEFICIENCY:
 Common shares, $.01 par value; authorized
  15,000,000 shares issued and outstand-
  ing 4,185,913 shares at October 31, 1997
  and July 31, 1997                                      41,859          41,859
  Additional paid-in capital                         22,986,545      22,715,292
 Stock subscriptions receivable                        (105,000)       (105,000)
 Accumulated deficit                                (23,410,767)    (23,381,874)
 Cumulative translation adjustment                      (97,266)        (87,620)
                                                    -----------     -----------
TOTAL SHAREHOLDERS' DEFICIENCY                        (584,629)       (817,343)
                                                    -----------     -----------
                                                    $18,648,013     $19,895,911
                                                    -----------     -----------
                                                    -----------     -----------


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                       Three Months Ended
                                                           October 31,
                                                -------------------------------
                                                     1997               1996
                                                -----------         -----------

SALES                                           $ 8,187,390         $ 9,698,188

COSTS AND EXPENSES:
  Cost of sales                                   5,913,564           7,330,072
  Selling and administrative expenses             1,804,471           2,025,788
                                                -----------         -----------

TOTAL COSTS AND EXPENSES                          7,718,035           9,355,860
                                                 ----------         -----------

INCOME FROM OPERATIONS                              469,355             342,328
INTEREST INCOME                                       3,987               3,834
INTEREST EXPENSE                                   (469,323)           (241,075)
                                                -----------         -----------

INCOME BEFORE INCOME TAXES                            4,019             105,087
                                                -----------         -----------

INCOME TAX PROVISION (Note 3)                         -                   4,234
                                                -----------         -----------

NET INCOME                                            4,019             100,853
                                                -----------         -----------

DIVIDENDS ON PREFERRED STOCK                        (32,912)               -
                                                -----------         -----------

NET INCOME (LOSS)
  ATTIBUTABLE TO
  COMMON STOCK                                  $   (28,893)        $   100,853
                                                -----------         -----------
                                                -----------         -----------

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:

  Primary                                       $     (0.01)        $      0.02
                                                -----------         -----------
                                                -----------         -----------

  Fully diluted                                 $     (0.01)        $      0.02
                                                -----------         -----------
                                                -----------         -----------

WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING:
  Common
  Primary                                         4,185,913           4,249,724
                                                -----------         -----------
                                                -----------         -----------
  Fully diluted                                   4,185,913           4,249,724
                                                -----------         -----------
                                                -----------         -----------


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Three Months Ended
                                                           October 31,
                                               -------------------------------
                                                  1997                1996
                                               -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $     4,019         $   100,853
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:

     Depreciation and amortization                  98,904              86,378
     Changes in operating assets
       and liabilities                              45,491          (1,022,057)
                                               -----------         -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             148,414            (834,826)
                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (31,765)            (90,971)
                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under a
     line of credit agreement                   (1,118,431)            985,588
  Issuance of long-term debt                       985,000                 -
  Issuance of preferred stock                      165,000                 -
  Private placement financing costs               (116,162)                -
  Principal payments on long-term debt             (35,410)            (35,905)
  Proceeds from exercise of stock options             -                  1,800
                                               -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                      (120,003)            951,483
                                               -----------         -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (3,354)             25,686
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               22,286             159,669
                                               -----------         -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $    18,932         $   185,355
                                               -----------         -----------
                                               -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the fiscal quarter ended October 31, 1996, the Company financed the purchase of office and test lab equipment totaling approximately $87,000.


See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1)  GENERAL

     Pico Products, Inc. and its subsidiaries (the "Company") design, manufacture and distribute products and systems for the pay TV and cable TV industry (CATV), broadband communications and other signal distribution markets. These other distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes. Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air" (or broadcast) signals at a single source known as the "headend". The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business-to- business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products. Finally, the Company is pursuing development and introduction of broadband communications products that will support high speed internet transmissions.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of October 31, 1997, and the results of its operations and its cash flows for the three-month periods ended October 31, 1997 and 1996. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of interim financial statements in conformity with GAAP, as modified by SEC rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

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

(2)  INVENTORIES

The composition of inventories was as follows:

                              October 31,           July 31,
                                  1997                1997
                              -----------         -----------

Raw materials                 $ 4,584,495         $ 4,634,967
Work in process                   956,065             606,218
Finished goods                  6,436,527           6,720,044
                              -----------         -----------

                              $11,977,087         $11,961,229
                              -----------         -----------
                              -----------         -----------

(3)  INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended October 31, 1997 and 1996 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries. However, a provision for U.S. Federal and state alternative minimum tax has been recorded for the three-month period ended October 31, 1996.

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

(5)  NEW DEBT COVENANTS

On October 31, 1997, the Company negotiated new, less restrictive covenants related to Pico Macom's revolving line of credit. These covenants require a certain minimum net income for the fiscal year and limit certain financial ratios.

As described below, the Company completed a private placement financing. The November 21, 1996 and September 12, 1997 financing agreements require the Company to meet financial covenants which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. At October 31, 1997, the Company was in compliance with all financial covenants related to the private placement and the bank revolving line of credit.

(6)  NEW FINANCING

     On September 12, 1997 the Company completed a private placement financing totaling $1,650,000 with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485,000 of three-year 10 percent junior subordinated debentures and $165,000 of three-year 10 percent redeemable preferred stock. In connection with the financing, the Company has agreed to issue to the investors warrants for up to 1,442,000 shares of its common stock, of which 300,000 shares are subject to call provisions. These call provisions permit the Company at any time up to 90 days after all of its obligations under the debentures are fully paid to purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, to repurchase such unexercised warrants subject to call at $3.00 per warrant share less the per share exercise price.

     As of December 15, 1997 the Company had received cash of $985,000 of the total subordinated debenture financing facility, with $500,000 still available to fund the Company's operating needs. The remaining $150,000 of the private placement facility represents the refinancing of previously issued subordinated notes payable by the Company which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to the investors warrants for 1,004,641 shares of its common stock, of which 209,010 shares are subject to the above call provisions. Warrants to purchase an additional 437,359 shares, of which 90,990 will be subject to call, will be issued to the investors when the balance of the financing is funded.

     The warrants issued in conjunction with this financing are exercisable at any time prior to the later of the date which is (i) three years after the obligations under the debentures are satisfied in full, or (ii) 6 years from the date of issuance, at a price equal to the average trading price of the Company's common stock over the 90-day period commencing December 13, 1997.

     As a condition to the financing, one of the investors requested that the Company's Board of Directors participate in the financing. On November 5, 1997, four members of the Company's Board of Directors executed a participation agreement with such investor for an amount up to $335,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three-month period ended October 31, 1997 with the operations for the three-month period ended October 31, 1996, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

Sales decreased by approximately $1,511,000, or 16%, for the fiscal quarter ended October 31, 1997 compared to the fiscal quarter ended October 31, 1996. This decrease was primarily due to decreased demand for Satellite Master Antenna Television (SMATV) products in the Middle East, an industry-wide downturn in demand for single channel pay TV decoders, partially offset by sales of the Company's new high pass filter used in two-way interactive communications systems, and the temporary impact of the closure of the Company's Hong Kong subsidiary. Management believes that shipments of the new high pass filter will remain strong throughout fiscal year 1998. In November, 1997 the Company reached an agreement with a Far East distributor to sell products in China, Honk Kong, and Southeast Asia. Management believes sales in China, Honk Kong, and Southeast Asia will increase during the remainder of fiscal year as a result of this agreement.

Cost of sales decreased by approximately $1,417,000, or 19%, for the fiscal quarter ended October 31, 1997 compared with the fiscal quarter ended October 31, 1996. Cost of sales as a percentage of sales decreased by 4% (from 76% to 72%) for the fiscal quarter ended October 31, 1997 versus the same fiscal quarter in the previous year. The dollar decrease in cost of sales was primarily attributable to the decrease in sales volume. The decrease in cost of sales as a percentage of sales was primarily due to better exchange rates with the Company's Taiwanese vendors and the decrease in sales of high cost products through the Company's Hong Kong subsidiary.

Selling and administrative expenses decreased by approximately $221,000, or 11%, for the fiscal quarter ended October 31, 1997 compared to the fiscal quarter ended October 31, 1996. The primary reason for the decrease in selling and administrative expenses was the closure the Company's Hong Kong subsidiary in the fourth quarter of fiscal year 1997.

Interest expense increased by approximately $228,000, or 95%, for the fiscal quarter ended October 31, 1997 compared with the fiscal quarter ended October 31, 1996. The increase was primarily due to the interest on the financing completed in November 1996 and September 1997.

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended October 31, 1997 and 1996 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries. However, a provision for U.S. Federal and state alternative minimum tax has been recorded for the three-month period ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1997, the Company had working capital of approximately $4,229,000 and a ratio of current assets to current liabilities of approximately 1.34:1, compared with working capital of approximately $3,362,000 and a ratio of 1.23:1 as of July 31, 1997. The increase in working capital was primarily due to the private placement in September 1997(as described below).

During the fiscal quarters ended October 31, 1997 and 1996, cash used for capital expenditures was approximately $32,000 and $91,000 respectively. Capital expenditures for the remainder of fiscal year 1998 are expected to be under $500,000.

Pico Macom has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate (8.25% at October 31, 1997) plus 1.25%. The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement, which is subject to review and renewal on December 31, 1998. The credit facility is subject to certain financial tests and covenants. At October 31, 1997, Pico Macom had approximately $8,307,000 in revolving loans outstanding and approximately $4,500 in letters of credit outstanding, and the unused portion of the borrowing base was approximately $309,000.

On September 12, 1997 the Company completed a private placement financing totaling $1,650,000 with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485,000 of three-year 10 percent junior subordinated debentures and $165,000 of three-year 10 percent redeemable preferred stock. In connection with the financing, the Company has agreed to issue to the investors warrants for up to 1,442,000 shares of its common stock, of which 300,000 shares are subject to call provisions. These call provisions permit the Company at any time up to 90 days after all of its obligations under the debentures are fully paid to purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, to repurchase such unexercised warrants subject to call at $3.00 per share less the per share exercise price.

As of December 15, 1997 the Company had received cash of $985,000 of the total subordinated debenture financing facility, with $500,000 still available to fund the Company's operating needs. The remaining $150,000 of the private placement facility represents the refinancing of previously issued subordinated notes payable by the Company which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to the investors warrants for 1,004,641 shares of its common stock, of which 209,010 shares are subject to the above call provisions. Warrants to purchase an additional 437,359 shares, of which 90,990 will be subject to call, will be issued to the investors when the balance of the financing is funded.

The warrants issued in conjunction with this financing are exercisable at any time prior to the later of the date which is (i) three years after the obligations under the debentures are satisfied in full, or (ii) 6 years from the date of issuance, at a price equal to the average trading price of the Company's common stock over the 90-day period commencing December 13, 1997.

As a condition to the financing, one of the investors requested that the Company's Board of Directors participate in the financing. On November 5, 1997, four members of the Company's Board of Directors executed a participation agreement with such investor for an amount up to $335,000.

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

ITEM 2.  CHANGES IN SECURITIES

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, on September 12, 1997 the Company and certain of its subsidiaries issued (i) subordinated debentures to Allied Capital Corporation and certain of its affiliates ("Allied") in exchange for Allied's commitment to lend the Company $1,485,000 ($985,000 of which has been advanced) and (ii) preferred stock to Sinkler Corporation ("Sinkler") for $165,000. In connection with the issuance of the subordinated notes and preferred stock, the Company issued warrants to purchase 860,441 and 144,200 shares of common stock to Allied and Sinkler, respectively. Warrants to purchase an additional 437,359 shares will be issued to Allied on a pro rata basis as the balance of the loan commitment is advanced to the Company. The warrants may be exercised at any time prior to the later of (i) three years after the obligations under the debentures are satisfied in full, or (ii) six years from the date of issuance. The exercise price of the warrants is equal to the average closing price for the 90 calendar days commencing December 13, 1997. Certain of the warrants (or the shares issued upon exercise of the warrants) are subject to call by the Company at a price per share equal to $3.00 less the exercise price per share (or for shares that have been issued, $3.00 per share). No underwriters were involved in the placement of the foregoing securities and no underwriting discounts or commissions were paid in connection therewith. An investment banking fee of approximately $38,000 was paid in connection with the placement of the foregoing securities. The Company believes that the issuance of the foregoing securities is exempt from registration under the Securities Act of 1933, as amended, by virtue of the exemption provided by Section 4(2) thereof for transactions not involving a public offering. The debentures, preferred stock and warrants were issued pursuant to the terms of agreements which contain various financial and other covenants. These agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:  (Note - A Key To Index of Exhibits Incorporated By Reference is
               provided at the end of this Item 6.)

     3(a)k Restated Certificate of Incorporation of the Company, as filed on September 5, 1997.

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

     4(i)i Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                         Holder                        Amount
               ------------------------------     ---------------

               Allied Investment Corporation             $2,300,000
               Allied Investment Corporation II          $1,450,000
               Allied Capital Corporation II             $  550,000

     4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

     4(k)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                        Shares

               ----------------------------------    ------------
               Allied Investment Corporation            358,484
               Allied Investment Corporation II         226,001
               Allied Capital Corporation II             85,724
               The Sinkler Corporation                  155,863
               Shipley Raidy Capital Partners, LP        20,000

     4(l)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                                   Percentage of
                         Holder                        Shares
               ------------------------------     ---------------

               Allied Investment Corporation            6.9%
               Allied Investment Corporation II        4.35%
               Allied Capital Corporation II           1.65%
               The Sinkler Corporation                  3.0%

     4(m)i Registration Rights Agreement between the Company, Allied Capital Corporation and certain of its affiliated companies, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund, Shipley Raidy Capital Partners, LP, and The Sinkler Corporation, dated November 21,1996.

     4(n)j     Amended and Restated 1996 Incentive Stock Plan.

     4(o)k Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated September 12, 1997.

     4(p)k Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated September 12, 1997. The Company has issued junior subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                         Holder                       Amount
               -----------------------------      -------------
               Allied Investment Corporation         $374,300
               Allied Capital Corporation II         $394,000

     4(q)k Letter Agreement covering the issuance and sale by the Company of Preferred Stock and issuance of warrants to purchase shares of Common Stock to The Sinkler Company, dated September 12, 1997.

     4(r)k Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                       Shares
               -----------------------------      -------------
               Allied Investment Corporation          258,944
               Allied Capital Corporation II          272,572
               The Sinkler Corporation                114,200

     4(s)k Stock Purchase Warrant -- Subject to Call issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                        Shares
               -----------------------------      --------------

               Allied Investment Corporation           68,024
               Allied Capital Corporation II           71,604
               The Sinkler Corporation                 30,000

     4(t)k First Amendment to Investment Agreement between the Company and Allied Capital Corporation and certain of its affiliated companies (original agreement dated November 21, 1996) - amendment dated September 12, 1997.

     10(q) Amendment No. 5 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc., dated May 25, 1994 -- Amendment dated October 31, 1997.

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

j Previously filed as an appendix to the Company's definitive proxy statement dated December 4, 1996 and incorporated by reference.

k Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1997 and incorporated by reference.

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

                                   PICO PRODUCTS, INC.



DATE:  December 15, 1997           /s/ Todd Fraser
                                   --------------------------------------
                                       Corporate Controller
                                       Principal Accounting Officer



DATE:  December 15, 1997           /s/Charles G. Emley, Jr.
                                   ---------------------------------------
                                       Chairman and Chief Executive Officer
                                       Principal Financial Officer

                               INDEX TO EXHIBITS FILED

     10(q) Amendment No. 5 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc., dated May 25, 1994 -- Amendment dated October 31, 1997.

     11.1      Computation of Per Share Earnings.

     27        Financial Data Schedule (included only in the EDGAR filing).