Form 10-Q
period 1998-01-31
PICO PRODUCTS INC
filed 1998-03-17
CIK 352994

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

          (Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     January 31, 1998
                                         ------------------------
                                         OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         --------    --------

                           Commission File Number   1-8342
                                                --------

                                 PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              NEW YORK                                        15-0624701
------------------------------------         -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                   91342
-----------------------------------------        -------------------------------
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

               YES     X                     NO
                     -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1998.

Common Stock, $0.01 par value                4,185,913
-----------------------------         ------------------------
            Class                       Number of Shares

                                 PICO PRODUCTS, INC.

                                        INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          January 31, 1998 and July 31, 1997                           3-4

          Condensed Consolidated Statements
          of Income - Three and Six Months
          Ended January 31, 1998 and 1997                              5

          Condensed Consolidated Statements
          of Cash Flows - Six Months
          Ended January 31, 1998 and 1997                              6

          Notes to Condensed Consolidated Financial
          Statements                                                   7-12

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition                                                    13-16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                            17

Item 2.   Changes in Securities                                        17

Item 3.   Default on Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security
           Holders                                                     17

Item 5.   Other Information                                            17

Item 6.   Exhibits and Reports on Form 8-K                             18-24

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 PICO PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                 January 31,     July 31,
                                                    1998           1997
                                                 -----------    -----------
ASSETS:

CURRENT ASSETS:

  Cash and cash equivalents                      $    71,010    $    22,286
  Accounts receivable (less allowance
     for doubtful accounts:  January 31, 1998,
     $220,000; July 31, 1997, $200,000)            4,585,653      5,621,232

  Inventories (Note 2)                            13,203,316     11,961,229
  Prepaid expenses and other current
       assets                                        214,503        339,760
                                                 -----------    -----------

     TOTAL CURRENT ASSETS                         18,074,482     17,944,507
                                                 -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:

  Buildings                                          217,255        217,255
  Leasehold improvements                             186,689        279,842
  Machinery and equipment                          2,831,987      2,900,270
                                                 -----------    -----------
                                                   3,235,931      3,397,367
  Less accumulated depreciation
     and amortization                              2,364,526      2,431,779
                                                 -----------    -----------
                                                     871,405        965,588
                                                 -----------    -----------
OTHER ASSETS:
  Patents and licenses (less accumulated
     amortization: January 31, 1998, $71,144
     July 31, 1997, $68,156)                         150,066        153,054
  Excess of cost over net assets of
     businesses acquired (less accumulated
     amortization; January 31, 1998, $410,490
     July 31, 1997, $395,970)                        166,945        181,465
  Deposits and other non-current assets              201,362        235,614
  Debt issuance costs (less accumulated
     amortization; January 31, 1998, $92,758;
     July 31, 1997; $43,760)                         483,347        415,683
                                                 -----------    -----------
                                                   1,001,720        985,816
                                                 -----------    -----------
                                                 $19,947,607    $19,895,911
                                                 -----------    -----------
                                                 -----------    -----------

See notes to condensed consolidated financial statements.

                                PICO PRODUCTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (continued)
                                    (Unaudited)

                                                  January 31,     July 31,
                                                     1998           1997
                                                 -----------    -----------
LIABILITIES AND SHAREHOLDERS'DEFICIENCY
---------------------------------------

CURRENT LIABILITIES:

Notes payable (Notes 6&7)                         $9,261,619     $9,425,299

Current portion of long-term debt                    133,321        132,902
Accounts payable                                   3,498,968      3,348,977
Accrued expenses:
     Legal and accounting                            169,355        212,976
     Payroll and payroll taxes                       387,101        486,397
     Other accrued expenses                          398,074        395,552
     Restructuring costs                             282,907        580,035
                                                 -----------    -----------

     TOTAL CURRENT LIABILITIES                    14,131,345     14,582,138

LONG-TERM DEBT (Note 7)                            5,520,601      4,915,286

RESTRUCTURING COSTS                                   97,186        298,744

COMMITMENTS AND CONTINGENCIES                          -              -
       (Note 5)

REDEEMBABLE PREFERRED STOCK, $.01 par
 value; authorized 500,000 shares; issued
 and outstanding 1,165 shares at January 31,
 1998 and 1,000 shares at July 31, 1997            1,057,390        917,086
SHAREHOLDERS' DEFICIENCY:

 Common shares, $.01 par value; authorized
  15,000,000 shares issued and outstand-
  ing 4,185,913 shares at January 31, 1998
  and July 31, 1997                                   41,859         41,859
  Additional paid-in capital                      22,986,545     22,715,292
 Stock subscriptions receivable                     (105,000)      (105,000)
 Accumulated deficit                             (23,665,284)   (23,381,874)
 Cumulative translation adjustment                  (117,035)       (87,620)
                                                 -----------    -----------

TOTAL SHAREHOLDERS' DEFICIENCY                      (858,915)      (817,343)
                                                 -----------    -----------
                                                 $19,947,607    $19,895,911
                                                 -----------    -----------
                                                 -----------    -----------

See notes to condensed consolidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                  Three Months Ended                  Six Months Ended
                                      January 31,                        January 31,
                              ----------------------------      -----------------------------
                                 1998             1997              1998             1997
                              -----------      -----------      ------------      -----------
SALES                         $6,460,687       $8,867,254       $14,648,077      $18,565,442
COSTS AND EXPENSES:
 Cost of sales                 4,691,395        6,701,854        10,604,959       14,031,926
 Selling and admini-
   strative expenses           1,525,305        2,177,345         3,329,776        4,207,367
                              -----------      -----------      ------------      -----------
TOTAL COSTS AND
  EXPENSES                     6,216,700        8,879,199        13,934,735       18,239,293
                              -----------      -----------      ------------      -----------
INCOME (LOSS) FROM
 OPERATIONS                      243,987          (11,945)          713,342          326,149

INTEREST INCOME                    3,961            3,834             7,948            7,668

INTEREST EXPENSE                (467,581)        (317,624)         (936,904)        (558,699)
                              -----------      -----------      ------------      -----------
LOSS BEFORE
  INCOME TAXES                  (219,633)        (325,735)         (215,614)        (224,882)
                              -----------      -----------      ------------      -----------

INCOME TAX PROVISION               -0-              -0-               -0-              -0-

NET LOSS                        (219,633)        (325,735)         (215,614)        (224,882)
                              -----------      -----------      ------------      -----------
DIVIDENDS ON PREFERRED
  STOCK                           34,884           24,333            67,796           24,333
                              -----------      -----------      ------------      -----------
NET LOSS ATTRIBU-
 TABLE TO COMMON
 STOCK                        $ (254,517)      $ (350,068)       $ (283,410)      $ (249,215)
                              -----------      -----------      ------------      -----------
                              -----------      -----------      ------------      -----------
BASIC AND DILUTED
 NET LOSS PER COMMON
 SHARE (NOTE 4)               $     (.06)            (.09)       $     (.07)      $     (.06)
                              -----------      -----------      ------------      -----------
                              -----------      -----------      ------------      -----------

See notes to condensed consoldidated financial statements.

                                 PICO PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      Six Months Ended
                                                         January 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (215,614)    $ (224,882)
  Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:

     Depreciation and amortization                   239,286        199,799
     Changes in operating assets
       and liabilities                              (644,918)    (5,622,743)
                                                  ----------     ----------

NET CASH USED IN
  OPERATING ACTIVITIES                              (621,246)    (5,647,826)
                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (50,607)      (159,620)
                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under a
     line of credit agreement                       (163,680)       201,522
  Issuance of long-term debt                         985,000      5,000,000
  Issuance of preferred stock                        165,000      1,000,000
  Private placement financing costs                 (116,162)      (449,613)
  Principal payments on long-term debt              (149,581)       (54,168)
  Proceeds from exercise of stock options               -            15,800
  Dividend paid on preferred stock                      -           (14,000)
                                                  ----------     ----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                         720,577      5,699,541
                                                  ----------     ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                48,724       (107,905)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 22,286        159,669
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $   71,010     $   51,764
                                                  ----------     ----------
                                                  ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six month ended January 31, 1997, the Company financed the purchase of office and test lab equipment totaling approximately $87,000.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of January 31, 1998, and the results of its operations and its cash flows for the three and six- month periods ended January 31, 1998 and 1997. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 has been adopted by the Company for the fiscal quarter ending January 31, 1998 and earnings per share for all prior periods have been restated.

(2)  INVENTORIES

The composition of inventories was as follows:

                                  January 31,           July 31,
                                      1998                1997
                                  -----------         -----------
Raw materials                     $ 4,494,279         $ 4,634,967
Work in process                     1,159,859             606,218
Finished goods                      7,549,178           6,720,044
                                  -----------         -----------

                                  $13,203,316         $11,961,229
                                  -----------         -----------
                                  -----------         -----------

(3)  INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and six-month periods ended January 31, 1998 and 1997 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

(4) EARNING PER SHARE - SFAS 128 Disclosures.

Note 4. EARNINGS PER SHARE:

                               Three Months Ended                 Six Months Ended
                                  January 31,                        January 31,
                         ------------------------------     ------------------------------
                             1998             1997              1998             1997
                         -------------    -------------     -------------    -------------
Basic and
Diluted Loss
per Share:

Net Loss                 $ (219,633)      $ (325,735)       $ (215,614)      $ (224,882)

Plus Dividends
on Preferred
Stock                    $   34,884       $   24,333        $   67,796       $   24,333

Net Loss
Attributable to
Common Stock             $ (254,517)      $ (350,068)       $ (283,410)      $ (249,215)

Weighted
Average Shares
Outstanding               4,185,913        4,062,637         4,185,913        4,062,637

Basic and
Diluted Loss
per Share:               $     (.06)      $     (.09)       $     (.07)      $     (.06)

Due to a Net Loss Attributable to Common Stock, shares issuable upon exercise of stock options and warrants have not been included in the calculation of Diluted Loss per Share. At January 31, 1998, the Company had 2,290,215 shares issuable upon the exercise of outstanding stock options and warrants at prices ranging from $1.10 to $3.19.

(5)  LITIGATION AND CONTINGENCIES

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

(6)  DEBT COVENANTS

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

At January 31, 1998 the Company was in technical violation of several of the financial covenants related to the subordinated debt issued in connection with the private placement financing. These covenants provided for achieving certain quarterly sales, earnings and related ratio tests. The holders of the subordinated debt have agreed to waive these violations as of January 31, 1998.

The Company is in compliance with all of the loan covenants held by its senior lender and anticipates continuing in compliance.

(7)  NEW FINANCING

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

As of March 15, 1998, the Company had received cash of $985,000 of the total subordinated debenture financing facility, with $500,000 still available to fund the Company's operating needs. The remaining $150,000 of the private placement facility represents the refinancing of previously issued subordinated notes payable by the Company which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to the investors warrants for 1,004,641 shares of its common stock, of which 209,010 shares are subject to the above call provisions. Warrants to purchase an additional 437,359 shares, of which 90,990 will be subject to call, will be issued to the investors when the balance of the financing is funded.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three and six-month periods ended January 31, 1998 with the operations for the three and six-month period ended January 31, 1997, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

Sales (in thousands):


                                        1998           1997         %Decrease
                                        ----           ----         ---------
Six Months Ended January 31           $14,648        $18,565         (21.1%)
Quarter Ended January 31                6,461          8,867         (27.1%)

The decrease for the six and three-months ended January 31, 1998 and 1997 was primarily due to decreased demand for Satellite Master Antenna Television (SMATV) products in the Middle East, an industry-wide downturn in demand for single channel pay TV decoders, partially offset by sales of the Company's new high pass filter used in two-way interactive communications systems, and the impact of the closure of the Company's Hong Kong subsidiary. Management believes that shipments of the new high pass filter will remain strong throughout fiscal year 1998. In addition, the lack of availability of product for certain high demand product sourced from Taiwan adversely impacted sales performance.

Cost of Sales (in thousands):


                                        1998           1997         %Decrease
                                     ---------      ---------       ---------
Six Months Ended January 31           $10,605        $14,032         (24.4%)
   As a percentage of sales             72.3%          75.6%         ( 4.2%)
Quarter Ended January 31                4,691          6,702         (30.0%)
   As a percentage of sales             72.4%          75.6%         ( 4.0%)

The dollar decrease in cost of sales was primarily attributable to the decrease in sales volume. The decrease in cost of sales as a percentage of sales was primarily due to better exchange rates with the Company's Taiwanese vendors and the decrease in sales of high cost products through the Company's Hong Kong subsidiary.

Included as a reduction to cost of sales, for both the three and six- months ended January 31, is a favorable adjustment to certain inventory valuation reserves due to the disposition of certain inventory items at higher than expected sales value.

Selling and Administration
Expenses (in thousands)

                                        1998           1997         %Decrease
                                     ---------      ---------       ---------
Six Months Ended January 31           $ 3,330        $ 4,207         (20.9%)
   As a percentage of sales             22.7%          22.7%         (  -  )
Quarter Ended January 31                1,525          2,177         (29.9%)
   As a percentage of sales             23.6%          24.6%         ( 4.1%)

The decrease in selling and administration costs from 1997 to 1998 is a result of the closure of the Company's Hong Kong, Thailand and Taiwan subsidiaries during the fourth quarter of Fiscal 1997 and first quarter of Fiscal 1998. In addition, the Company favorably settled certain obligations related to the closure of its Hong Kong Subsidiary.

Interest expense (in thousands):

                                        1998           1997         %Decrease
                                     ---------      ---------       ---------
Six Months Ended January 31            $937           $559             67.6%
Quarter Ended January 31                468            318             47.2%

The increase in interest expense is due to increased borrowing under the Company's bank line of credit and private placement financing completed in September 1997 and November 1996.

Income Taxes:

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and six-month periods ended January 31, 1998 and 1997 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

Summary:

The Company has recorded a net loss for three and six-months ended January 31, 1998 of $254,517 and $283,410. A return to profitability is contingent upon a resurgence of demand for the Company's product coupled with effective inventory management, cost control and accurate forecasting of demand for the Company's product.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, the Company had working capital of approximately $3.9 million and a ratio of current assets to current liabilities of approximately 1.28:1, compared with working capital of approximately $3.4 million and a ratio of 1.23:1 as of July 31, 1997.

The increase in working capital was primarily due to the private placement in September 1997(as described below). During the six months ended January 31, 1998 and 1997, cash used for capital expenditures was approximately $51,000 and $160,000 respectively. No significant capital expenditures for the remainder of fiscal year 1998 are expected at this time.

Pico Macom has an $11,000,000 revolving bank line of credit which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9.75% at January 31, 1998).

The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement, which is subject to review and renewal on December 31, 1998. The credit facility is subject to certain financial tests and covenants. At January 31, 1998, Pico Macom had approximately $9.3 million in revolving loans outstanding, and the unused portion of the borrowing base was approximately $453,000.

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

As a condition to the financing, one of the investors requested that the Company's Board of Directors participate in the financing. On November 5, 1997, four members of the Company's Board of Directors executed a participation agreement with such investor for $335,000.

As discussed in Note 6 to the Financial Statements the Company was in technical violation of several of the financial covenants related to the subordinated debt. In order to achieve compliance with the covenants in subsequent quarters it will be critical to reverse recent negative sales trends and to continue improvement in cost containment. In the event that the Company fails to next certain covenants under the subordinated debt, management will seek to obtain a waiver. However, there can be no assurances that the subordinated lender would grant a waiver of any covenant violations.

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

ITEM 2    None.

ITEM 3.   DEFAULT ON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 17, 1998, the Company held its 1997 annual meeting of shareholders. Management's nominees for director were elected by the following votes:

Nominee                       Votes For            Votes Withheld
-------                       ---------            --------------
Charles G. Emley, Jr.         3,053,493                260,313
E. B. Leisenring, Jr.         3,045,403                268,383
Pierson G. Mapes              3,052,253                261,533
William W. Mauritz            3,052,403                261,383

Management's proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent accountants for the fiscal year ending July 31, 1998, was approved by the following vote:

For                           Against                  Abstain
---                           -------                  -------
3,181,486                     120,610                  11,690

There were no broker non-votes.


ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:  (Note - A Key To Index of Exhibits Incorporated By
               Reference is provided at the end of this Item 6.)

     3(a)k Restated Certificate of Incorporation of the Company, as filed on September 5, 1997.

     3(b)c     By-Laws of the Company, as amended on December 17, 1987.

     3(c)      Amendment to By-Laws of the Company, adopted November 14,
               1997.

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

     4(i)i Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                         Holder                          Amount
               ---------------------------------       ----------
               Allied Investment Corporation           $2,300,000
               Allied Investment Corporation II        $1,450,000
               Allied Capital Corporation II           $  550,000

     4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

     4(k)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                            Shares
               ---------------------------------       --------------
               Allied Investment Corporation              358,484
               Allied Investment Corporation II           226,001
               Allied Capital Corporation II               85,724
               The Sinkler Corporation                    155,863
               Shipley Raidy Capital Partners, LP          20,000

     4(l)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                                        Percentage of
                         Holder                            Shares
               ---------------------------------       ---------------
               Allied Investment Corporation                  6.9%
               Allied Investment Corporation II              4.35%
               Allied Capital Corporation II                 1.65%
               The Sinkler Corporation                        3.0%

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

     4(p)k Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated September 12, 1997. The Company has issued junior subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                         Holder                          Amount
               ---------------------------------       ----------
               Allied Investment Corporation            $374,300
               Allied Capital Corporation II            $394,000

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

     4(r)k Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                            Shares
               ---------------------------------       --------------
               Allied Investment Corporation               258,944
               Allied Capital Corporation II               272,572
               The Sinkler Corporation                     114,200

     4(s)k     Stock Purchase Warrant -- Subject to Call issued by the Company
               to Allied Capital Corporation, dated    September 12, 1997.  The
               Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                            Shares
               ---------------------------------       --------------
               Allied Investment Corporation               68,024
               Allied Capital Corporation II               71,604
               The Sinkler Corporation                     30,000

     4(t)k First Amendment to Investment Agreement between the Company and Allied Capital Corporation and certain of its affiliated companies (original agreement dated November 21, 1996) - amendment dated September 12, 1997.

     10(q)(l) Amendment No. 5 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc., dated May 25, 1994 -- Amendment dated October 31, 1997.

     10(r) Employment agreement dated January 8, 1998 between the Company and Charles G. Emley, Jr.

     11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote Number 4 of Part 1

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

e    Not used.

f    Not used.

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

l Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1997 and incorporated by reference.

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

                                             PICO PRODUCTS, INC.



DATE:  March 17, 1998                        /s/ E. James Selzer
                                             -----------------------------------
                                             Chief Financial Officer



DATE:  March 17, 1998                        /s/Charles G. Emley, Jr.
                                             -----------------------------------
                                             Chairman and Chief Executive
                                             Officer

                               INDEX TO EXHIBITS FILED

     3(c)      Amendment to By-Laws of the Company, adopted November 14, 1997.

     10(r) Employment agreement dated January 8, 1998 between the Company and Charles G. Emley, Jr.

     11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote number 4 of Part 1.

     27        Financial Data Schedule (included only in the EDGAR filing).