Form 10-Q
period 1998-04-30
PICO PRODUCTS INC
filed 1998-06-15
CIK 352994

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

          (Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     April 30, 1998
                                          -----------------------
                                         OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                         ---------    -----------

                         Commission File Number   1-8342
                                                ----------

                                PICO PRODUCTS, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         NEW YORK                                              15-0624701
-------------------------------------                   ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                      91342
----------------------------------------                ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:      (818) 897-0028
                                                     -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               YES    X                      NO
                    -----                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 5, 1998.

Common Stock, $0.01 par value                              4,185,913
------------------------------                         ------------------
            Class                                       Number of Shares

                                PICO PRODUCTS, INC.

                                       INDEX
                                       -----
                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          April 30, 1998 and July 31, 1997                       3-4

          Condensed Consolidated Statements
          of Income - Three and Nine Months
          Ended April 30, 1998 and 1997                          5

          Condensed Consolidated Statements
          of Cash Flows - Nine Months
          Ended April 30, 1998 and 1997                          6

          Notes to Condensed Consolidated Financial
          Statements                                             7-12

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition                                              13-16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                      17

Item 2.   Changes in Securities                                  17

Item 3.   Default on Senior Securities                           17

Item 4.   Submission of Matters to a Vote of Security
           Holders                                               17

Item 5.   Other Information                                      17

Item 6.   Exhibits and Reports on Form 8-K                       18-24

                          PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PICO PRODUCTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                  (Unaudited - in thousands, except share amounts)

                                                        April 30,      July 31,
                                                           1998          1997
                                                        ---------      --------
ASSETS:

CURRENT ASSETS:
  Cash and cash equivalents                             $     15       $     22
  Accounts receivable (less allowance
    for doubtful accounts:  April 30, 1998,
    $181; July 31, 1997, $200)                             4,482          5,621

  Inventories (Note 2)                                    13,611         11,961
  Prepaid expenses and other current
    assets                                                   286            340
                                                        ---------      --------
    TOTAL CURRENT ASSETS                                  18,394         17,944
                                                        ---------      --------
PROPERTY, PLANT AND EQUIPMENT:

  Buildings                                                  217            217
  Leasehold improvements                                     187            280
  Machinery and equipment                                  2,927          2,900
                                                        ---------      --------
                                                           3,331          3,397
  Less accumulated depreciation
    and amortization                                       2,463          2,431
                                                        ---------      --------
                                                             868            966
                                                        ---------      --------
OTHER ASSETS:
  Patents and licenses (less accumulated
    amortization: April 30, 1998, $73
    July 31, 1997, $68                                       148            153
  Excess of cost over net assets of
    businesses acquired (less accumulated
    amortization; April 30, 1998, $418
    July 31, 1997, $396                                      160            181
  Deposits and other non-current assets                      215            236
  Debt issuance costs (less accumulated
    amortization; April 30, 1998, $117;
    July 31, 1997; $44                                       460            416
                                                        ---------      --------
                                                             983            986
                                                        ---------      --------
                                                        $ 20,245        $19,896
                                                        ---------      --------
                                                        ---------      --------

              See notes to condensed consolidated financial statements

                                PICO PRODUCTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (continued)
                  (Unaudited - in thousands, except share amounts)


                                                        April 30,      July 31,
                                                          1998          1997
                                                        ---------      --------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Notes payable (Notes 6&7)                               $   9,144      $  9,425

Current portion of long-term debt                             131           133
Accounts payable                                            4,197         3,349
Accrued expenses:
  Legal and accounting                                        177           213
  Payroll and payroll taxes                                   504           486
  Other accrued expenses                                      440           396
  Restructuring costs                                         270           580
                                                        ---------      --------

  TOTAL CURRENT LIABILITIES                                14,863        14,582

LONG-TERM DEBT (Note 7)                                     5,526         4,915

RESTRUCTURING COSTS                                            50           299

COMMITMENTS AND CONTINGENCIES                                   -             -
       (Note 5)

REDEEMABLE PREFERRED STOCK, $.01 par
 value; authorized 500,000 shares; issued
 and outstanding 1,165 shares at April 30,
 1998 and 1,000 shares at July 31, 1997                     1,064           917
SHAREHOLDERS' DEFICIENCY:

Common shares, $.01 par value; authorized
  15,000,000 shares issued and outstanding
  4,185,913 shares at April 30, 1998 and
  July 31, 1997                                                42            42
  Additional paid-in capital                               22,987        22,715
 Stock subscriptions receivable                              (105)         (105)
 Accumulated deficit                                      (24,060)      (23,382)
 Cumulative translation adjustment                           (122)          (87)
                                                        ---------      --------
TOTAL SHAREHOLDERS' DEFICIENCY                             (1,258)         (817)
                                                        ---------      --------
                                                        $  20,245      $ 19,896
                                                        ---------      --------
                                                        ---------      --------

              See notes to condensed consolidated financial statements

                                PICO PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  -----------------------------------------------
                  (Unaudited - in thousands except share amounts)


                                                 Three Months Ended        Nine Months Ended
                                                      April 30,                 April 30,
                                              ----------------------   -----------------------
                                                 1998         1997         1998         1997
                                              ---------    ---------   ----------   ----------
SALES                                         $   7,089    $   7,771   $   21,737   $   26,336
COSTS AND EXPENSES:
 Cost of sales                                    5,200        6,090       15,805       20,122
 Selling and administrative expenses              1,784        2,317        5,113        6,524
                                              ---------    ---------   ----------   ----------

TOTAL COSTS AND EXPENSES                          6,984        8,407       20,918       26,646
                                              ---------    ---------   ----------   ----------

INCOME (LOSS) FROM  OPERATIONS                      105         (636)         819         (310)

INTEREST INCOME                                       4            4           12           12

INTEREST EXPENSE                                   (470)        (370)      (1,407)        (929)
                                              ---------    ---------   ----------   ----------

LOSS BEFORE INCOME TAXES                           (361)      (1,002)        (576)      (1,227)
                                              ---------    ---------   ----------   ----------

INCOME TAX PROVISION                                -0-          -0-          -0-         -0-


NET LOSS                                           (361)      (1,002)        (576)      (1,227)
                                              ---------    ---------   ----------   ----------

DIVIDENDS ON PREFERRED STOCK                         34           30          102           54
                                              ---------    ---------   ----------   ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCK        $     (395)  $   (1,032)  $     (678)   $  (1,281)
                                              ---------    ---------   ----------   ----------
                                              ---------    ---------   ----------   ----------

BASIC AND DILUTED NET LOSS PER COMMON
 SHARE (NOTE 4)                              $     (.09)        (.25)  $     (.16)   $    (.31)
                                              ---------    ---------   ----------   ----------
                                              ---------    ---------   ----------   ----------

              See notes to condensed consolidated financial statements

                                PICO PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
                  (Unaudited - in thousands except share amounts)


                                                         Nine Months Ended
                                                             April 30,
                                                  --------------------------
                                                      1998           1997
                                                  ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $    (576)     $   (1,227)
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:

     Depreciation and amortization                      353             344
     Changes in operating assets
     and liabilities                                   (256)         (5,023)
                                                  ----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                  (479)         (5,906)
                                                  ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (127)           (232)
                                                  ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under a
     line of credit agreement                          (281)           566
  Issuance of long-term debt                            985          5,000
  Issuance of preferred stock                           165          1,000
  Private placement financing costs                    (120)          (453)
  Principal payments on long-term debt                 (150)          ( 78)
  Proceeds from exercise of stock options                 -             28
  Dividend paid on preferred stock                        -            (14)
                                                  ----------     -----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                            599          6,049
                                                  ----------     -----------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (7)           (89)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    22            160
                                                  ----------     -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $     15       $     71
                                                  ----------     -----------
                                                  ----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended April 30, 1998 and 1997, the Company financed the purchase of office and test lab equipment totaling approximately $401 and $339 respectively.


              See notes to condensed consolidated financial statements

                                PICO PRODUCTS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------------
                  (Unaudited - in thousands except share amounts)

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of April 30, 1998, and the results of its operations and its cash flows for the three and nine-month periods ended April 30, 1998 and 1997. All such adjustments are of a normal recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company in the fiscal quarter ending January 31, 1998. Earnings per share for all prior periods have been restated to conform to the requirements of SFAS 128.

(2)  INVENTORIES

The composition of inventories was as follows:

                               April 30,            July 31,
                                  1998                1997
                               ---------           ----------
Raw materials                  $  5,325             $  4,635
Work in process                   1,393                  606
Finished goods                    6,893                6,720
                               ---------           ----------
                               $ 13,611             $ 11,961
                               ---------           ----------
                               ---------           ----------

(3)  INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and nine-month periods ended April 30, 1998 and 1997 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

(4) EARNING PER SHARE - SFAS 128 Disclosures.

Note 4. EARNINGS PER SHARE:

                          Three Months Ended              Nine Months Ended
                               April 30,                       April 30,
                     ---------------------------     --------------------------
                         1998             1997            1998           1997
                     ---------       -----------     -----------    -----------
Basic and
Diluted Loss
per Share:

Net Loss             $   (361)       $ (  1,002)     $     (576)    $   (1,227)

Plus Dividends
on Preferred
Stock                $     34        $       30      $      102     $       54

Net Loss
Attributable to      $   (395)       $   (1,032)     $     (678)    $   (1,281)
Common Stock

Weighted
Average Shares      4,185,913         4,157,486       4,185,913      4,090,493
Outstanding

Basic and
Diluted Loss       $     (.09)       $     (.25)     $     (.16)    $     (.31)
per Share:

Due to a Net Loss Attributable to Common Stock, shares issuable upon exercise of stock options and warrants have not been included in the calculation of Diluted Loss per Share. At April 30, 1998, the Company had 2,290,215 shares issuable upon the exercise of outstanding stock options and warrants at prices ranging from $1.10 to $3.19.

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

EAGLE LITIGATION (Update for recent activities)

On July 30, 1997, Eagle Comtronics, Inc. ("Eagle") filed a motion in the United States District Court for the Northern District of New York to amend the complaint for patent infringement it had filed in 1979 against the Company. This 1979 action had been settled by Consent Judgment in 1988, pursuant to which the Company and Eagle entered into a License Agreement providing for specified royalty payments from Eagle to the Company. Eagle's motion sought the District Court's permission to proceed against the Company under various legal theories for breach of the License Agreement, based on Eagle's allegation that the Company, in violation of the License Agreement's "most favored nation" clause, granted a license to a third party (Arrow Communication Laboratories, Inc.) on more favorable terms than those provided to Eagle. Eagle sought damages of approximately $1,600 plus interest and attorneys fees. The Company believed that Eagle's motion was procedurally improper and that, even if the amended complaint were allowed by the District Court, it had meritorious defenses to the claims stated in the amended complaint.

The Company responded to Eagle's motion, and Eagle promptly withdrew the motion to file an amended complaint. At the same time Eagle filed a complaint in New York State Supreme Court similar to the proposed amended federal complaint. The Company filed a motion to dismiss Eagle's complaint, which has been denied. The Company intends to appeal such denial and has asked for a stay on discovery pending the outcome of such appeal. In the event that such request is denied, the case will proceed to the discovery phase.

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

As described below, the Company completed a private placement financing. The November 21, 1996 and September 12, 1997 financing agreements require the Company to meet financial covenants, which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit.

At April 30, 1998 the Company was in technical violation of several of the financial covenants related to the subordinated debt issued in connection with the private placement financing. These covenants provided for achieving certain quarterly sales, earnings and related ratio tests. The holders of the subordinated debt have agreed to waive these violations as of April 30, 1998.

The Company is in compliance with all of the loan covenants held by its senior lender and anticipates continuing in compliance.

(7)  NEW FINANCING

On September 12, 1997 the Company completed a private placement financing totaling $1,650 with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485 of three-year 10 percent junior subordinated debentures and $165 of three-year 10 percent redeemable preferred stock. In connection with the financing, the Company has agreed to issue to the investors' warrants for up to 1,442,000 shares of its common stock, of which 300,000 shares are subject to call provisions. These call provisions permit the Company at any time up to 90 days after all of its obligations under the debentures are fully paid to purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, to repurchase such unexercised warrants subject to call at $3.00 per warrant share less the per share exercise price.

The Company has received cash of $985 of the total subordinated debenture financing facility, with $500 still available to fund the Company's operating needs. The remaining $150 of the private placement facility represents the refinancing of previously issued subordinated notes payable by the Company which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to the investors warrants for 1,004,641 shares of its common stock, of which 209,010 shares are subject to the above call provisions. Warrants to purchase an additional 437,359 shares, of which 90,990 will be subject to call, will be issued to the investors when the balance of the financing is funded.

The warrants issued in conjunction with this financing are exercisable at any time prior to the later of the date which is (i) three years after the obligations under the debentures are satisfied in full, or (ii) 6 years from the date of issuance, at a price equal to the average trading price of the Company's common stock over the 90-day period commencing December 13, 1997.

As a condition to the financing, one of the investors requested that the Company's Board of Directors participate in the financing. On November 5, 1997, four members of the Company's Board of Directors executed a participation agreement with such investor for $335. On March 1, 1998, an officer of the Company entered into the participation agreement with such investors for an additional $200.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION
          ------------------------------------------------

The following discussion compares the operations of the Company for the three and nine-month periods ended April 30, 1998 with the operations for the three and nine-month periods ended April 30, 1997, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

                                  1998         1997        %Decrease
                                 -------      -------      ---------
Sales (in thousands):
Nine Months Ended April 30       $21,737      $26,336       (17.5%)
Three Months Ended April 30        7,089        7,771       ( 8.8%)

The decrease in sales for the three and nine-months ended April 30, 1998 compared to the same periods in 1997 was primarily due to decreased demand for Satellite Master Antenna Television (SMATV) products in the Middle East and a decrease in prices charged for its product. In addition, the lack of availability of product for certain high demand product sourced from Taiwan adversely impacted sales performance.

Cost of Sales (in thousands):

                                   1998         1997       %Decrease
                                 --------     --------     ---------
Nine Months Ended April 30       $15,805      $20,122       (21.5%)
 As a percentage of sales           72.7%        76.4%      ( 4.8%)
Three Months Ended April 30        5,200        6,090       (14.6%)
 As a percentage of sales           73.4%        78.4%      ( 6.4%)

The dollar decrease in cost of sales for the three and nine month periods in 1997 compared to the same periods in 1998 was primarily attributable to the decrease in sales volume. The decrease in cost of sales as a percentage of sales was primarily due to better exchange rates with the Company's Taiwanese vendors, lower prices for purchased product and the decrease in sales of high cost products through the Company's Hong Kong subsidiary, which was closed in the fourth fiscal quarter of 1997.

Included as a reduction to cost of sales, for both the three and nine-months ended April 30, is a favorable adjustment to inventory valuation reserves due to the disposition of certain inventory items at a higher than expected sales value.

Selling and Administration
Expenses (in thousands)

                                   1998         1997      %Decrease
                                 --------     --------    ---------
Nine Months Ended April 30       $ 5,113      $ 6,524       (21.6%)
   As a percentage of sales         23.5%        24.8%      ( 5.2%)
Quarter Ended April 30             1,784        2,317       (23.0%)
   As a percentage of sales         25.2%        29.8%      (15.4%)

The decrease in selling and administration costs from 1997 to 1998 is a result of the closure of the Company's Hong Kong, Thailand and Taiwan subsidiaries during the fourth quarter of Fiscal 1997 and first quarter of Fiscal 1998.

Interest expense (in thousands):

                                   1998         1997      %Increase
                                 --------     --------    ---------
Nine Months Ended April 30       $1,407      $   929         51.5%
Quarter Ended April 30              470          370         27.0%

The increase in interest expense is due to increased borrowing levels under the Company's bank line of credit and private placement financing completed in September 1997 and November 1996.

Income Taxes:

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and nine-month periods ended April 30, 1998 and 1997 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

Summary:

The Company has recorded a net loss for three and nine-months ended April 30, 1998 of $395 and $678. A return to profitability is contingent upon a resurgence of demand for the Company's product coupled with effective inventory management, cost control and accurate forecasting of demand for the Company's product.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company had working capital of approximately $3,500 and a ratio of current assets to current liabilities of approximately 1.24:1, compared with working capital of approximately $3,400 and a ratio of 1.23:1 as of July 31, 1997.

The increase in working capital was primarily due to the private placement in September 1997 (as described below). During the nine months ended April 30, 1998 and 1997, cash used for capital expenditures was approximately $127 and $232 respectively. No significant capital expenditures for the remainder of fiscal year 1998 are expected at this time.

Pico Macom has an $11,000 revolving bank line of credit, which is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9.75% at April 30, 1998).

The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,500 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement, which is subject to review and renewal on December 31, 1998. The credit facility is subject to certain financial tests and covenants. At April 30, 1998, Pico Macom had approximately $9,200 million in revolving loans outstanding, and the unused portion of the borrowing base was approximately $273.

On September 12, 1997 the Company completed a private placement financing totaling $1,650 million with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485 of three-year 10 percent junior subordinated debentures and $165 of three-year 10 percent redeemable preferred stock. In connection with the financing, the Company has agreed to issue to the investors warrants for up to 1,442,000 shares of its common stock, of which 300,000 shares are subject to call provisions. These call provisions permit the Company at any time up to 90 days after all of its obligations under the debentures are fully paid to purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, to repurchase such unexercised warrants subject to call at $3.00 per share less the per share exercise price.

As of December 15, 1997 the Company had received cash of $985 of the total subordinated debenture financing facility, with $500 still available to fund the Company's operating needs. The remaining $150 of the private placement facility represents the refinancing of previously issued subordinated notes payable by the Company which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to the investors warrants for 1,004,641 shares of its common stock, of which 209,010 shares are subject to the above call provisions. Warrants to purchase an additional 437,359 shares, of which 90,990 will be subject to call, will be issued to the investors when the balance of the financing is funded.

The warrants issued in conjunction with this financing are exercisable at any time prior to the later of the date which is (i) three years after the obligations under the debentures are satisfied in full, or (ii) 6 years from the date of issuance, at a price equal to the average trading price of the Company's common stock over the 90-day period commencing December 13, 1997.

As a condition to the financing, one of the investors requested that the Company's Board of Directors participate in the financing. On November 5, 1997, four members of the Company's Board of Directors executed a participation agreement with such investor for $335. On March 1, 1998, an officer of the Company entered into the participation agreement with such investors for an additional $200.

As discussed in Note 6 to the Financial Statements, the Company was in technical violation of several financial covenants related to the subordinated debt.

As pointed out above, the Company has recorded a net loss for the three-and nine-months ended April 30, 1998. A return to profitability is contingent upon a resurgence of demand for the Company's product coupled with effective inventory management, cost control and accurate forecasting of demand for the Company's product. Profitability of operations is subject to various uncertainties including general economic conditions and the actions of actual or potential competitors and customers. The Company's future depends on the growth of the cable TV market in the United States and internationally. In the United States, a number of factors could affect the future profitability of the Company, including changes in the regulatory climate for cable TV, changes in the competitive structure of the cable and telecommunications industries or changes in the technology base of the industry. Internationally, the Company's profitability depends on its ability to penetrate new markets in the face of competition from other United States and foreign companies.

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

          None


ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:  (Note - A Key To Index of Exhibits Incorporated By
                Reference is provided at the end of this Item 6.)

     3(a)k Restated Certificate of Incorporation of the Company, as filed on September 5, 1997.

     3(b)c     By-Laws of the Company, as amended on December 17, 1987.

     3(c)m     Amendment to By-Laws of the Company, adopted November 14, 1997.

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

     4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

     4(k)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                           Shares
               ----------------------------------      ----------
               Allied Investment Corporation             358,484
               Allied Investment Corporation II          226,001
               Allied Capital Corporation II              85,724
               The Sinkler Corporation                   155,863
               Shipley Raidy Capital Partners, LP         20,000

     4(l)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                                     Percentage of
                         Holder                          Shares
               --------------------------------      -------------
               Allied Investment Corporation              6.9%
               Allied Investment Corporation II          4.35%
               Allied Capital Corporation II             1.65%
               The Sinkler Corporation                    3.0%

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

     4(p)k Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated September 12, 1997. The Company has issued junior subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                         Holder                       Amount
               ------------------------------        --------
               Allied Investment Corporation         $374,300
               Allied Capital Corporation II         $394,000

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

     4(r)k Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                       Shares
               -------------------------------       --------
               Allied Investment Corporation          258,944
               Allied Capital Corporation II          272,572
               The Sinkler Corporation                114,200

     4(s)k     Stock Purchase Warrant -- Subject to Call issued by the
               Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                         Holder                        Shares
               -------------------------------        --------
               Allied Investment Corporation           68,024
               Allied Capital Corporation II           71,604
               The Sinkler Corporation                 30,000

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

     10(r)(m) Employment agreement dated January 8, 1998 between the Company and Charles G. Emley, Jr.

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

m Previously filed by the Company as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1998 and incorporated by reference.

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

                                             PICO PRODUCTS, INC.



DATE:  June 10, 1998                         /s/ E. James Selzer
                                             ------------------------------
                                             Chief Financial Officer



DATE:  June 10, 1998                         /s/Charles G. Emley, Jr.
                                             ------------------------------
                                             Chairman and Chief Executive
                                             Officer

                              INDEX TO EXHIBITS FILED


11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote number 4 of Part 1.

27        Financial Data Schedule (included only in the EDGAR filing).