Form 10-K
period 1998-07-31
PICO PRODUCTS INC
filed 1998-11-16
CIK 352994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934) FOR THE FISCAL YEAR ENDED JULY 31, 1998.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO               .

                          COMMISSION FILE NUMBER 1-8342
                            ------------------------

                              PICO PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

             NEW YORK                   15-0624701
  (State or other jurisdiction of      (IRS Employer
  incorporation or organization)      Identification
                                           No.)

       12500 FOOTHILL BLVD.,               91342
       LAKEVIEW TERRACE, CA             (Zip Code)
  (Address of principal executive
             offices)

                                 (818) 897-0028

               Registrant's telephone number including area code

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
              COMMON STOCK, PAR VALUE $.01                                AMERICAN STOCK EXCHANGE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (        )

    The aggregate market value of the Registrant's Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock on the American Stock Exchange at November 12, 1998, was $1,015,728. Excluded from this value were shares held by officers and directors of the Registrant.

    The number of the Registrant's common shares outstanding at November 10, 1998, was 4,215,913.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of shareholders of the Registrant.

Index to Exhibits is at page 43.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Pico Products, Inc. (the "Company") was formed as a corporation in the State of New York on July 31, 1962. The Company and its subsidiaries design, manufacture and distribute products and systems for the pay TV and cable TV
(CATV) industry, broadband communications and other signal distribution markets. These other signal distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes. Private cable systems are cable systems that do not require a government franchise to legally operate. Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air," or broadcast, signals at a single source known as the "headend." The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business-to-business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products. In general, the Company is a solutions provider to TV system operators and suppliers engaged in the convergence of voice, video, text and data transmission.

    FORWARD-LOOKING STATEMENTS

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

    SALE OF TRAP AND FILTER MANUFACTURING OPERATION

    On September 3, 1998, the Company sold its trap and filter manufacturing operations to Thomas & Betts Corporation for $5.2 million in cash. The trap and filter manufacturing operations consist of machinery and equipment, inventory, manufacturing processes, and product design. The Company will continue to market and sell traps and filters through a five-year distribution arrangement with Thomas & Betts. Pursuant to the arrangement, the Company has agreed for the five-year period to represent Thomas & Betts on an exclusive basis, in the sales and marketing of traps and filters. Thomas & Betts retains the right to sell to other distributors.

BROADBAND COMMUNICATIONS INDUSTRY BACKGROUND

    CABLE AND SATELLITE TECHNOLOGY

    There are currently five primary methods for the transmission, reception and distribution of TV signals. These include direct "off-air" transmission, CATV, SMATV, MMDS and direct broadcast satellite transmission ("DBS").

    The evolution of CATV and SMATV has been made possible by the development of satellite communications. With a satellite, TV signals are transmitted up to a satellite located in geosynchronous orbit 22,500 miles above the equator. From the satellite TV, signals are retransmitted to a wide geographic reception area known as a signal "footprint." Many of these signals, including all of the premium programs such as HBO or CNN, are now encoded or scrambled. A special decoding device or descrambler is required to receive these signals. In a cable TV system, the satellite signals are received, processed and amplified by a cable "headend" located at the cable satellite reception site, before being sent along copper coaxial cable or fiber optic cable through a distribution system to individual subscribers. A small cable system may have several hundred subscribers with several miles of cable, while a large system may have hundreds of thousands of subscribers and thousands of miles of cable.

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

    A home satellite system, known as direct-to-home or DTH, consists of a dedicated dish antenna and a satellite receiver installed at every subscriber's house. In the past, DTH received a signal directly from a satellite normally using a large 12 foot dish antenna mounted near the house. However, a new version of DTH was introduced by Hughes in 1994, called DirecTV, which involves a dedicated Hughes Electronics satellite and direct microwave retransmission from the satellite to a small, 18-inch dish at the home. Two other DTH competitors, Primestar and Echostar, are now transmitting DTH signals and this market has become competitive.

    Terrestial MMDS systems, also known as "wireless cable", use a headend to receive and process both satellite and local off-air signals. The signals are then modulated and retransmitted at microwave frequencies to a microwave antenna and down converter at the subscriber's home. Wireless cable can also be used to transmit television signals to high-rise apartment buildings where the signals can then be received, processed through a SMATV headend and distributed through the building. The broadcast range of an MMDS system is strictly line-of-sight and reception depends on the terrain and the height of the microwave transmitting antenna.

    THE CABLE INDUSTRY

    Due to technological and regulatory changes, the traditional CATV industry is undergoing a major transition. Competition (primarily in the form of DTH, and SMATV) has enjoyed rapid growth partially at the expense of the CATV industry. DTH is continuing to grow (although not as rapidly as in the past several years) and each new DTH customer represents the potential loss of a cable customer.

    CATV operators, while facing competition are beginning to expand their operations by offering telephone services. Additionally, due to the inherent large amount of bandwidth that CATV systems provide, CATV companies are also expanding existing services including the delivery of large amounts of high speed data to the home. Most of the large CATV operators, known as Multiple Systems Operators (MSOs), are currently expanding their systems and offering more channels.

    Technological advances in the broadband communications industry now allow for the delivery of a tremendous amount of information to a consumer's home. In the traditional analog environment, one (1) TV channel requires 6 Mhz of bandwidth. Due to digital compression, it is now possible to transmit 6-10 TV channels in the same 6 Mhz bandwidth, albeit with some degradation of picture quality. Improvements in compression technology continue to reduce the observable degradation. Furthermore, when digital technology is used, data services (especially access to the Internet) can be transmitted via the CATV network at speeds of 6 to 10 megabits per second, far faster than the current maximum of 56 Kilobit per second speed available over existing twisted pair wiring used for telephone service. Data transmission over the broadband infrastructure is also faster than the ISDN service offered by some telephone operators.

    This combination of technological advances and the removal of regulatory barriers has created substantial opportunities to provide both CATV and other telecommunications companies with products and services in support of delivering large amounts of digital data to the home. With more bandwidth available, more broadband services can be offered. With increased bandwidth, highly specialized programming can be targeted and offered to specific categories of customers. Additionally, telephone services can be provided by CATV operators and partnerships are being formed among cable companies, long-distance carriers, and local telephone operating companies with alliances to offer telephone services where they have traditionally been prohibited. Finally, creating more bandwidth to the home for Internet connections will allow the Internet to sustain higher growth.

    TRENDS IN THE TELECOMMUNICATIONS INDUSTRY

    The passage of the Telecommunications Act of 1996 to deregulate the telecommunications industry is having a major impact on both the telecommunication and cable industries. The immediate result has been the creation of numerous new partnerships and alliances among companies in the telecommunications, CATV, cable electronics, computer and programming industries. While the "convergence" of those industries is in an early stage of evolution, a number of major investment commitments and consolidations have occurred such as, the 1997 $1 Billion dollar investments of Microsoft in Comcast and 1998 U.S. West's investment in Media One.

    Deregulation has important implications for the CATV industry. This in turn presents a number of new opportunities for the Company in the U.S. The rapid evolution of the "information super-highway" is transforming broadband communications in the U.S. The information super-highway is an open network which permits interactive access to data and information. This super-highway provides a vast capability to connect users through the Internet, using fiber optic and copper cable links. In the future, this interconnection will also incorporate new wireless and microwave links for both video and data communications. The major technological change that will result is the wide availability of broadband communications involving high-speed digital data transmissions. This will permit the transmission of very large amounts of data at very high speeds over all segments of the network and is making possible, not only video and data links between government agencies, schools, libraries, and research facilities, but also links between businesses and individuals.

    It is becoming clear that new technology developments are concentrated on the development of an interactive link with the consumer's home. Within five to ten years, the television set and CATV converter box may be replaced by smart telecommunications computer systems which have the ability to provide interactive access to movies, data, home shopping, video games, video telephone, and teleconferencing, as well as hundreds of channels of television programming. Prototype interactive systems are now operational in many metropolitan areas. Additionally, links to personal computers in consumers' homes will allow direct transmission of high volumes of information to consumers.

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

MARKETING AND SALES

    The Company sells broadband systems and hardware components, CATV accessories and passive radio frequency products primarily to the CATV, SMATV, MMDS and DTH industries and related markets. Broadband systems include active headend electronics, such as satellite receivers, signal processors, modulators and amplifiers. The Company's headend products are manufactured under contract on an exclusive or OEM basis by one principal subcontractor with facilities in Taiwan and China.

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

    The primary business focus for the Company has been on the development and positioning of its line of headend equipment, 1 GHz product lines and 2 GHz satellite products. Engineering and production efforts have upgraded various products to ensure that they meet all U.S. regulatory requirements. As the technical needs of the CATV, SMATV and MMDS industries have grown, the Company's product line has been improved through the use of surface mount technology (SMT) and computer aided design. Engineering design and product development are done in the U.S. Independent testing and evaluation is completed prior to the introduction of new products. These engineering efforts have resulted in improved quality and features to the point where the Company has been able to introduce low-cost, high-performance products for use by CATV, SMATV and MMDS operators.

    The second segment of Pico's domestic market is signal distribution systems which use passive components such as splitters, taps and connectors. Both franchised and private cable TV operators purchase passive components which are used to wire both single and multiple dwelling units.

    The Company sells over 500 different products at prices ranging from under $1 for most passive components to over $20,000 for a complete multiple channel SMATV headend. Products are sold to over 800 distributors, dealers and OEM manufacturers located primarily in the United States. Sales are also made to customers in Canada, Mexico, Central and South America, Europe, the Middle East and Asia. Sales are primarily made through telemarketing efforts conducted from the Company's Lakeview Terrace, California, facility with some direct sales to major distributors, OEM accounts and to systems operators. The Company currently uses industry trade shows and targeted advertising to market its products.

    The Company also markets and sells Pay TV security products for the CATV industry. These devices include both negative filters, as well as positive encoders and filters. In the industry, these are known as "traps." Single channel negative traps block out an entire channel of a pay service, such as HBO, so that it cannot be viewed by a non-subscriber. Single channel positive trapping systems use an encoder to "scramble" a video signal on a pay channel. Installation of a positive trap by the cable operator allows the subscriber to view the premium channel, while non-subscribers see a scrambled picture.

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

    The primary market for Pay TV security products is the cable CATV industry in the U.S. The major customers are the U.S. multiple system operators (MSO's) such as Adelphia, Comcast, Cox, Media One, Time Warner and TCI. The top 25 MSO's constitute about 80% of the potential market.

    The Company has developed specialized noise blocking filters that the CATV Industry is using for telephone, Internet and data delivery to customer homes. These filters incorporate SMT technologies. One version, the HPF-02 mini, has been very successful in terms of sales volume and technical performance. Since September 3, 1998, the Company has been purchasing and selling these noise blocking filters, Pay

TV Security product, and tier traps under a non-exclusive distribution arrangement. As is customary in the industries served, the Company's sales are normally made pursuant to individual purchase orders. Orders are subject to cancellation by the buyer under certain conditions without penalty. The backlog of purchase orders as of July 31, 1998 and July 31, 1997 was approximately $1,655 and $3,316, respectively. These purchase orders were believed to be firm, and the Company expects to fill the July 31, 1998 backlog within fiscal year 1999.

    The largest dollar volume sales are of the Company's active electronic equipment items used in headend installations for which unit prices range from approximately $100 to $500. However, a large volume of the Company's sales include low cost components sold at unit prices under $5.00. Since 1982, a large portion of Pico Macom's passive products have been sold under the trademark, "Tru-Spec."

FOREIGN OPERATIONS

    As of July 31, 1998, the Company owned and operated a manufacturing facility on the island of St. Kitts (St. Christopher and Nevis) located in the Caribbean. Pico (St. Kitts) Limited assembled the circuit boards for the Company's positive, negative and tier traps, and is a manufacturing source for the HPF-O2 mini filter used in two-way cable TV systems. On October 8, 1998, the Company discontinued manufacturing operations in Pico (St. Kitts) in connection with its sale of its trap and filter operations. The Company intends to sell the building and related improvements and expects such sale to be completed in fiscal 1999.

    The Company maintains an office in Brazil to provide sales technical support for the South American market. All sales activity for Asia and Europe is handled through distributors.

    At July 31, 1998 the assets located outside the United States constituted less than 10% of the Company's total assets and the revenues and operating expenses attributable to the Company's foreign operations were also less than 10% of the Company's revenues and expenses.

MANUFACTURERS AND SUPPLIERS

    Approximately 60% of the Company's sales are from products manufactured by subcontractors according to the Company's design and quality specifications. These subcontractors are located primarily in Taiwan and China. For more than ten years, the SMATV electronic components sold by the Company have been manufactured under contract on an exclusive basis by one subcontractor in Taiwan (and China.) Management believes that the Company's relationship with this subcontractor is excellent and that the financial strength of the subcontractor is strong. However, the loss of this subcontractor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. This contract was renewed in June 1998 for a term of 1 year and is subject to renewal annually. Most of the other products obtained from foreign-based vendors are available from a number of different subcontractors.

    For the fiscal year ended July 31, 1998, approximately 26% of the Company's sales are from products manufactured by the Company. These items consisted of passive traps and high-pass filters. The trap manufacturing process involves raw materials procured from domestic and foreign-based sources, which are assembled at the Company's manufacturing facility in St. Kitts. Final assembly and quality control is accomplished at the manufacturing facility in Lakeview Terrace, California. Effective September 3, 1998, the Company sold the manufacturing assets of the trap and filter business and entered into a 5-year non-exclusive distribution arrangement for passive traps, tier traps and high-pass filters. The Company has entered into a non-compete agreement and has agreed not to manufacture or source this product from other suppliers.

    The remaining 14% of the Company's sales are derived from items purchased from domestic subcontractors for resale.

    Pico Macom has an agreement with a Taiwanese company to act as its agent to facilitate procurement of products from vendors who are too small to export directly. This agent serves as a liaison between Pico Macom and all of its Far East vendors by monitoring quality control of the products and assisting in new product development.

PRODUCT DEVELOPMENT

    Product development costs are expensed as incurred. Expenses allocated to product development for the years ended July 31, 1998, 1997 and 1996 totaled approximately $830, $1,340 and $1,368, respectively.

COMPETITION AND PATENTS

    Equipment reliability, diversity of product lines, delivery requirements, price, customer service and technological competence are the major basis of competition in the broadband communications equipment industries. The broadband communications equipment industries are characterized by intense competition and technological changes. Many companies which provide equipment and services to these industries are substantially larger in size and in resources than the Company. No royalties were received on Company-owned patents during the three years ended July 31, 1998.

    Management believes that its business is dependent upon marketing and product availability rather than patent protection.

WARRANTIES

    The Company warrants its products against faulty material and workmanship for two years for electronic equipment and one year for other products. The Company's warranties are limited to repair or replacement of the defective product. During the three years ended July 31, 1998, direct costs associated with the warranties have been nominal.

EMPLOYEES

    At July 31, 1998, the Company employed 233 persons, of whom 17 were engaged in administration and accounting, 7 in engineering and quality control, 25 in sales and marketing, and the 184 in production, purchasing and shipping. None of the Company's employees are represented by labor unions.

    Subsequent to July 31, 1998 and in connection with the sale of the Company's trap and filter manufacturing operation, the Company has significantly reduced its headcount. At October 31, 1998, the Company employed a total of 90 persons, of which 20 were engaged in sales and marketing, 15 in administrative functions, 5 in engineering and quality control and 25 in production, purchasing and shipping.

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

    In early 1996, the U.S. Congress enacted sweeping legislation to deregulate the U.S. telecommunications industry. This legislation is having a major impact on both the telecommunication and cable industries. The immediate result has been the creation of numerous new partnerships and alliances among companies in the telecommunications, CATV, cable electronics, computer and programming industries. While the "convergence" of those industries is in an early stage of evolution, a number of major investment commitments have been made, such as the purchase of Continental Cablevision by a division of

US West (a RBOC). Deregulation has important implications for the CATV industry. This in turn presents a number of new opportunities for the Company in the U.S.

    The Company's products are used by broadband communications systems in foreign countries, especially in South America and Mexico. Sales to South America and Mexico are made directly by the Company or through U.S. based distributors. Regulation of construction, technical character and operation of the broadband communications system is controlled by each country's government. The Company cannot predict the impact on its sales due to changes in regulation or legislation by foreign governments, or due to political or fiscal upheaval in these countries.

                        TABLE OF COMPANY'S SUBSIDIARIES

                                                                                       ACTIVE (A)
                                                                                        INACTIVE
NAME                              JURISDICTION OF INCORPORATION     YEAR INCORPORATED      (I)
Pico Macom, Inc.                  Delaware                                1983            A (1)
Pico Macom Taiwan Co. Ltd.        Taiwan                                  1987            A (2)
Pico (St. Kitts) Ltd.             St. Christopher and Nevis               1983            A (1)
Pico (Bermuda) Ltd.               Bermuda                                 1994            A (1)
Pico Products Asia Ltd.           Hong Kong                               1994            A (3)
Pico Siam Company Limited         Thailand                                1996            A (2)
PicoMacom Productos de            Brazil                                  1996            A (2)
Telecommunicacao, Ltda
Pico (St. Vincent) Ltd.           St. Vincent and the Grenadines          1981            I (1)
Pico Satellite, Inc.              Delaware                                1983            I (1)
Pico Cargo, Inc.                  Delaware                                1983            I (1)
Pico Korea, Ltd.                  Korea                                   1985            I (2)

Notes: (1) Subsidiary of Pico Products, Inc.
     (2) Subsidiary of Pico Macom, Inc.
     (3) Subsidiary of Pico (Bermuda) Limited.
        Ownership percentage in all cases exceeds 90%.

    At July 31, 1998, no operational activities were performed by the following subsidiaries: Pico (St. Vincent) Ltd., Pico Satellite, Inc., Pico Cargo, Inc. and Pico Korea, Ltd.

ITEM 2.  PROPERTIES

    The Company presently owns or leases an aggregate of approximately 76,000 square feet of office, production and warehouse space.

    Pico Macom leases 60,000 square feet of space in Lakeview Terrace, California which is used for corporate headquarters for Pico Products, Inc. and Pico Macom, Inc., final assembly of Pay TV Security division products and Pico Macom's administration, sales, engineering and distribution functions. The five-year facility lease expires in March. The net annual rental for the current facility is approximately $360,000.

    Pico (St. Kitts) Limited, which manufactures components for the Company's CATV Security products, owns a 16,000 square foot building and the underlying ground lease located in Saint Christopher and Nevis, a country in the Caribbean. On September 3, 1998, the manufacturing operations related to the St. Kitts facility were sold and on October 9, 1998, the Company discontinued operations at St. Kitts facility. The Company expects to sell the St. Kitts facility and assign the related lease during fiscal 1999. The net annual rental of the underlying ground lease is less than $1,000 per year through 2018.

    Management believes that the above-described properties are sufficient for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

EAGLE LITIGATION--(all amounts in 000's)

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

    The Company responded to Eagle's motion, and Eagle promptly withdrew the motion to file an amended complaint. At the same time Eagle filed a complaint in New York State Supreme Court similar to the proposed amended federal complaint. The Company filed a motion to dismiss Eagle's complaint, which has been denied. The Company has appealed such denial. The discovery phase of the case is proceeding. Management believes that the Company has meritorious defenses to Eagle's action and that such suit will not have any material adverse effect on the Company.

ARCOM LITIGATION--(all amounts in 000's)

    In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York, initiated a lawsuit in the New York Supreme Court, which, as amended, alleged that Arcom had a paid-up license with respect to the Company's patent for positive trapping systems and that Arcom was entitled to unspecified damages based on overpayment of royalty amounts. Arcom also claimed that it was entitled to compensatory damages in excess of $250, plus punitive damages of $3,000, as a result of a Company press release announcing termination of the license agreement.

    The Company initiated a patent infringement suit against Arcom in the United States District Court for the Northern District of New York, which sought treble damages for willful infringement plus attorneys fees. The Company requested that the Court grant a preliminary injunction to prevent Arcom from infringing its patent. At a Court hearing in February 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through July 31, 1995 Arcom had made cash payments of $462 covering royalties through February 14, 1995. The Company did not include these amounts in income in any fiscal period but recorded a current liability for $462 at July 31, 1995. In addition, Arcom agreed to post an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful infringement claim. In exchange, the Company withdrew its request for a preliminary injunction.

    In May, 1996, the Company and Arcom agreed to settle the foregoing lawsuits, pursuant to which all suits were terminated and dismissed with prejudice. As part of this agreement, the Company and Arcom, respectively, granted each other full releases from liability, the Company released certain deposits and other collateral provided to the Company by Arcom during the litigation, and the Company reimbursed Arcom approximately $70 for certain fees and expenses.

EPA INFORMATION REQUEST

    In March 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga County, New York. The Company learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List in December 1994, and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

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

                                                                                HIGH        LOW
                                                                              ---------  ---------
Fiscal Year Ended July 31, 1998:
  First Quarter.............................................................      2 1/8          1
  Second Quarter............................................................      1 5/8          1
  Third Quarter.............................................................      13/16        1/2
  Fourth Quarter............................................................        3/4        1/4

Fiscal Year Ended July 31, 1997:
  First Quarter.............................................................     2 5/16      1 3/4
  Second Quarter............................................................      2 3/8      1 3/8
  Third Quarter.............................................................     2 1/16     1 1/16
  Fourth Quarter............................................................      1 1/2        7/8

August 1, 1998 to November 9, 1998..........................................        1/2        1/4

    As of September 30, 1998, there were approximately 2,000 holders of record of the Company's common shares.

    The Company is currently not in compliance with certain of the listing requirements of the American Stock Exchange. The American Stock Exchange has continued to list the Company's shares, however, there can be no assurance that they will continue to do in the future.

    The Company has never paid a cash dividend on its common shares. The Company's Board of Directors currently intends to retain any future earnings for use in the Company's business. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors. In addition, the Company's working capital line of credit and subordinated debt agreements restrict the payment of dividends. See Notes C and D to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of outstanding debt and related warrants to purchase common shares.

ITEM 6.  SELECTED FINANCIAL DATA

    The following is selected consolidated financial data of the Company for the five fiscal years ended July 31, 1998. The selected consolidated financial data should be read in connection with the consolidated financial statements included as Item 8 of this Annual Report on Form 10-K.

                                                                          FISCAL YEAR ENDED JULY 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1) STATEMENT OF OPERATIONS DATA:
Sales......................................................  $  27,743  $  35,448  $  36,051  $  33,367  $  29,886
Income (loss) from operations..............................  $    (832) $  (4,502) $     534  $     997  $     799
Net income (loss)..........................................  $  (2,736) $  (5,887) $    (400) $     526  $     905
Net income (loss) attributable to common stock.............  $  (2,871) $  (5,972) $    (400) $     526  $     905
Net income (loss) attributable to common stock:
  Basic....................................................  $    (.69) $   (1.45) $   ( .11) $     .15  $     .25
  Diluted..................................................  $    (.69) $   (1.45) $   ( .11) $     .12  $     .21
Weighted average common and equivalent shares outstanding:
  Basic....................................................      4,186      4,113      3,798      3,636      3,605
  Diluted..................................................      4,186      4,113      3,798      4,240      4,295
2) BALANCE SHEET DATA:
Working capital............................................  $  (4,060) $   3,363  $   3,124  $   3,497  $   3,151
Total assets...............................................  $  17,956  $  19,896  $  17,945  $  17,633  $  13,853
Long-term debt.............................................  $     115  $   4,915  $      39  $     279  $     632
Redeemable preferred stock.................................  $   1,070  $     917  $       -  $       -  $       -
Shareholders' equity (deficiency)..........................  $  (3,411) $    (817) $   4,456  $   4,513  $   3,961

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN 000'S, EXCEPT SHARE AMOUNTS)

RESULTS OF OPERATIONS

SALES                                                                                1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Sales............................................................................  $  27,743  $  35,448  $  36,051
Change versus Prior Year.........................................................     (21.7%)     (1.7%)      8.0%

1998 VERSUS 1997:

    The Company has recorded declining sales for the past two fiscal years. Factors contributing to these decreases were: (1) a decrease in the average price paid for the Company's product, (2) shutdown of the Company's Far East sales offices, and (3) product availability and competition.

    Reduced prices for the Company products were a result of lower prices from its suppliers and severe competition from U.S. based distributors of Satellite Master Antenna Television (SMATV) products. Lower prices from the Company's suppliers is a result of exchange rate fluctuations and a general decrease in costs of electrical components.

    The shutdown of the Company's Asian Sales office and decreased sales of products in the international market (excluding Latin America) resulted in decreased sales of $4,176, or (81.7%), in 1998 versus 1997.

    Inaccurate forecasting of customer demand and lower prices offset by higher sales of certain products, resulted in a shortfall of $3,037, or (12.5%) in 1998 versus 1997. Sales for fiscal year 1998 were substantially below the Company's targeted sales levels. This shortfall has resulted in continued pressure on profitability and cashflow, which has put a strain on the Company's financial position and liquidity.

1997 VERSUS 1996:

    The decrease of sales was primarily due to severe competition from U.S. based distributors of Satellite Master Antenna Television (SMATV) products in South America. Management is working diligently to recapture lost market share through competitive pricing and the customer support of the Company's Brazilian sales and marketing office which was opened in November 1996. The decrease in Pico Macom's sales into South America during fiscal year 1997 was partly offset by an increase in sales into the Middle East of over $1,400 compared to the prior fiscal year. This included a contract worth over $1,000 to supply components for a CATV system on the Seychelles Islands. A majority of the contract was supplied as of July 31, 1997.

    The Company's CATV division recorded a sales decrease of approximately $110, or 2%, in fiscal year 1997 compared to the prior year. This decrease was mainly due to an industry-wide downturn in demand for single channel pay TV decoders. However, most of this decline was offset by sales of the Company's new high pass filter used in two-way interactive communications systems. This product was introduced early in fiscal year 1997, and sales of this product have remained strong into the first quarter of fiscal year 1998. The Company's Hong Kong subsidiary recorded a slight sales decrease in fiscal year 1997 compared to the prior year. Based on the disappointing sales performance of the Hong Kong subsidiary, management decided to close down its Hong Kong office effective July 31, 1997 and transition to in-country distribution of its products into the Far East.

COST OF SALES

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Cost of Sales....................................................................  $  21,213  $  30,471  $  27,377
Change versus Prior Year.........................................................     (30.4%)     11.3%       8.5%
As a Percentage of Sales.........................................................      76.5%      86.0%      75.9%

1998 VERSUS 1997

    The decrease in cost of sales from 1997 to 1998 is due to a reduction in sales volume and a reduction in inventory reserves. As a percentage of sales, cost of goods improved in 1998 versus 1997 due to certain reserves and write-downs recorded during 1997 (described below).

1997 VERSUS 1996

    The dollar increase in cost of sales and the increase in cost of sales as a percentage of sales was primarily due to over $2,000 of reserves for slow moving and obsolete inventory. Additionally, the Company faced severe price competition both domestically and in South America, which resulted in price reductions for many of the Company's products. Startup costs related to initial manufacturing of some of the Company's new products also impacted costs. Finally, cost of sales was impacted unfavorably by the lower margins generated by the sales of third-party products by the Company's Hong Kong subsidiary.

SELLING AND ADMINISTRATIVE EXPENSES

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Selling and Administrative Expenses.................................................  $   7,362  $   9,479  $   8,140
Change versus Prior Year............................................................     (22.3%)     16.5%      13.9%
As a Percentage of Sales............................................................      26.5%      26.7%      22.6%

1998 VERSUS 1997

    The reduction of selling and administrative expenses is a result of cost containment efforts implemented during fiscal 1997 and 1998 to match the Company's cost structure with its revenue. As noted below, the Company closed several overseas sales offices and reduced administrative and engineering personnel during fiscal 1997. In 1998, the Company has continued its cost control efforts, further reducing headcount in all areas of the Company and closing its Syracuse, New York, Taiwan and Philadelphia, Pennsylvania administrative offices. These cost savings were offset by certain one-time costs incurred in implementing inventory control measures and costs related to closing down these facilities. Excluding these one-time costs, total selling and administrative expenses were $6,598, or 23.8% of fiscal 1998 sales.

1997 VERSUS 1996

    The primary reasons for the increase were an expansion of the Company's sales and marketing activities worldwide and approximately $900 of restructuring costs recorded at July 31, 1997. The restructuring costs include the closing of the Company's Hong Kong office and transition to in-country distribution to sell the Company's products in the Far East, as well as a contract settlement with the Company's former chairman and chief executive officer.

PRODUCT DEVELOPMENT

    Product development expenditures for fiscal years 1998, 1997 and 1996 were approximately $830, $1,340, $1,368, respectively. These amounts are included in the selling and administrative expenses totals mentioned previously. The product development efforts during fiscal years 1996 through 1998 were concentrated on upgrading and expanding Pico Macom's product line to address CATV industry new products, new features and higher performance specifications. Additionally, new products were developed for the CATV Division that incorporate 1 GHz capability in specialized RF filter products for the cable industry. Also, broadband amplifiers that support 1 GHz with two-way capabilities were designed and brought into production. Agile headend products, including modulator and demodulator products, were brought into full manufacturing.

    Management believes that in order to remain competitive in a constantly changing technological market place, the Company will need to increase levels of product development expenses, or enter into alternative arrangements to maintain a competitive offering of product.

INTEREST EXPENSE

    Interest expense increased 37% in fiscal 1998 as compared to fiscal 1997 and 46% in fiscal 1997 as compared to fiscal 1996. The increase in interest expense is due to the increase in long-term debt related to the November 1996 and October 1997 subordinated financings. The long-term debt was used to fund increases in inventory and pay for operating costs related to its expansion efforts in Asia. Subsequent to July 31, 1998, the Company repaid $1,390 of subordinated debt and reduced the amount outstanding under its working capital line of credit by approximately $2,000. As a result of these payments the Company expects a reduction in interest expense during fiscal 1999.

INCOME TAX PROVISION

    No provision for U.S. Federal and state regular income taxes or foreign income taxes have been recorded for fiscal year 1998, 1997 and 1996 due to no taxable income and the Company's U.S. Federal, state and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

    The Company has recorded a net loss attributable to common stock for each of the last three fiscal years. Several factors have contributed to these losses. The most significant factor contributing to these losses was the failure of its expansion efforts in Asia which resulted in both operating losses (during fiscal 1996 and 1997) and a significant increase in interest expense during fiscal 1998 (due to funding of losses and investment in inventory). In addition, price competition, an inability to meet customer demand due to inventory availability of certain products, and a shortfall in achieving targeted sales levels contributed to these net losses.

    Return to profitability in fiscal year 1999 is contingent upon a resurgence in demand for the Company's products on a worldwide basis as compared to fiscal 1998, tight control of operating expenses, and effective inventory management to meet customer requirements. Reductions in outstanding indebtedness, subsequent to July 31, 1998, will reduce interest expense and also contribute to a return to profitability.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    The Company has generated negative operating cash flows of $199, $6,500, and $513 for fiscal years 1998, 1997 and 1996, respectively. These negative operating cash flows have been funded by increased borrowings, both long- and short-term, and the issuance of preferred stock.

    The Company was in technical violation of several of the financial covenants related to both its subordinated debt and working capital line of credit. These covenants provided for achieving certain quarterly sales, earnings, and related ratio tests. Both the senior lender and subordinated lender have agreed to waive these violations as of July 31, 1998. In addition, the senior lender has revised certain ratios and tests, with which the Company believes that it will comply in the future. Due to the uncertainty in meeting these revised and continuing covenants under the Company's various borrowing agreements the Company has reclassified $5,478, representing the subordinated debentures, as a current liability. However, the holders of the subordinated debt have not requested payment or any acceleration of payment of the subordinated debentures.

    In order to achieve compliance with the covenants in subsequent quarters it will be critical to maintain control over expenses. In the event that the Company fails to meet certain covenants under its senior and subordinated borrowing agreements the Company will seek to obtain a waiver. However, there can be no assurances that the Company's senior or subordinated lenders would grant a waiver of any future covenant violations.

    To maintain adequate liquidity to fund product purchases and reduce outstanding indebtedness it is critical that the Company achieve a return to profitability during fiscal 1999. Management believes that it has taken several actions that will contribute to a return to profitability. During fiscal 1998, the Company has reduced its annualized Selling and Administrative expenses by over $3,000. In addition, during the first quarter of fiscal 1999, the Company sold its trap and filter manufacturing operation, the proceeds of which will be used to reduce both long- and short-term debt and to provide additional working capital. To return to profitability it will be critical to maintain a tight control over expenses and reverse recent trends.

    In the event that management is unable to control expenses and maintain sales, the Company will need to raise additional capital through issuance of additional stock or long-term debt on terms favorable to the Company. If the Company is unable to raise additional capital the Company may be forced to seek other alternatives, including obtaining concessions from its current lenders and product suppliers or to sell its business, in whole or part.

    Management believes that its relationships with its lenders and product suppliers are sound and that it will be able to continue to meet its obligations and obtain adequate product inventory during fiscal 1999.

    At July 31, 1998 the Company had $14,898 of secured debt including a working capital line of credit of $9,139 and subordinated debt of $5,759 plus unsecured redeemable preferred stock of $1,070.

    Subsequent to July 31, 1998, and in connection with the sale of its trap and filter manufacturing operation the Company and its working capital lender revised the terms of Company's working capital line of credit. The revolving line of credit is used to fund operating expenses and product purchases. The new terms provide for an $8,000 total commitment with a $1,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is subject to various percentages of eligible accounts receivable and eligible inventory as defined in the agreement. The credit facility is subject to certain financial tests and covenants continuing through the term of the agreement. The line of credit is subject to review and renewal on December 31, 1998 and shall be automatically renewed for successive monthly terms; provided, however, that either party may terminate the loan agreement upon written notice. Management believes that this commitment is adequate to support the Company's needs during fiscal 1999. It will be necessary, however, to obtain a renewal of this commitment or to obtain alternative financing in the event the Company's current lender does not renew its commitment.

    In addition to its working capital indebtedness, major sources of financing outstanding at July 31, 1998 are $5,000 12% subordinated debentures issued in November 1996 and due in installments beginning fiscal 2001, $985 of 10% subordinated debentures issued in October 1997 due in 2000, (see above discussion regarding classification of these liabilities as current) and the issuance of $1,000 in November 1996 of seven year 12% and $165 in October 1997 of three year 10% redeemable preferred stock. Under these various private placements of preferred stock and subordinated debentures, the Company has issued warrants to purchase 955,176 shares of common stock at $1.81 and 1,004,641 shares of common stock at $1.17.

    The private placement financing agreements require the Company to meet certain financial covenants which are similar to the Company's working capital revolving line of credit. Additionally, these agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

    Subsequent to July 31, 1998 the Company repaid $1,390 of the $5,000 12% subordinated debentures. In connection with the debt repayment, 265,539 warrants to purchase common stock issued to holders of the subordinated debt were canceled.

    As noted previously, management must continue to control expenses and achieve consistent sales performance in order to achieve a return to profitability. A return to profitability and positive cash flow from operations will be required in order to remain in compliance with these revised covenants and to begin mandatory principal reductions beginning in fiscal 2001. Achieving profitability is subject to various uncertainties including general economic conditions and the actions of actual or potential competitors and customers. The Company's future prospects depend on the growth of the CATV market in the United States and internationally. In the United States, a number of factors could affect the future profitability of the Company, including changes in the regulatory climate for CATV, changes in the competitive structure of the cable and telecommunications industry or changes in the technology base of the industry.

FISCAL 1998 FINANCING ACTIVITIES

    At July 31, 1998, the Company had approximately $9,139 in revolving loans and approximately $60 in letters of credit outstanding, and the unused portion of the borrowing base was $316.

    On September 12, 1997, the Company completed a private placement with two institutional investors raising gross proceeds of $1,135 consisting of $985 of 10% subordinated debentures due in three years and $150 of preferred stock. The proceeds, net of various transaction costs of $117, were used to repay $150 of previously issued subordinated notes payable and provide additional working capital of $868. In connection with the financing and issuance of preferred stock, the Company has issued warrants for 860,441 and 144,200 shares of its common stock to the holders of the subordinated debt and preferred stock, respectively. 209,000 of the warrants are subject to call up to 90 days after all the obligations under the debentures are fully paid, at $3.00 per share, or if the warrants have not been exercised, to repurchase the such unexercised warrants subject to call at $3.00 per share less $1.81 per share exercise price. The warrants are exercisable at any time to the later of the date which is (i) three years after the obligations have been repaid in full, or (ii) six years from the date of issuance, at a price of $1.17 per share.

    As a condition to the financing, one of the investors requested that the Company's directors participate in the financing. During fiscal 1998, Officers and Directors of the Company executed a participation agreement with such investors for $535. See Note P to Notes to Consolidated Financial Statements.

FISCAL 1997 FINANCING ACTIVITIES

    In February 1997, the Company was notified by the holders of two outstanding notes payable that they intended to exercise 100,000 warrants to purchase common stock of the Company, totaling $100 against the second installment payment due on the debt. This transaction was completed in February 1997.

    During the second half of fiscal year 1996, management determined that the Company's credit arrangements, along with an inventory reduction program implemented by the Company, would not provide sufficient cash to fund growth in the Company's sales and planned operations for fiscal year 1997 and beyond. Consequently, on November 21, 1996 the Company completed a private placement financing totaling $6,000 with two U.S. based institutional investors to provide funds for general working capital requirements and investment in new product development, market development, and upgrade of facilities. The private placement consisted of $5,000 of seven-year 12 percent subordinated debentures sold to Allied Capital Corporation of Washington, D.C. and certain of its affiliates, and $1,000 of seven-year 12 percent redeemable preferred stock sold to the Sinkler Corporation of Wilmington, Delaware.

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

    Various transaction costs totaling $459 were incurred in conjunction with the private placement financing. These costs are being amortized over the seven-year term of the debt and preferred stock.

    The Company has measured the fair value of the warrants issued in connection with the private placement financing. This value has been allocated as a discount applied against the related long-term debt and redeemable preferred stock and will be amortized over the seven-year term of the financing.

    On September 12, 1997 the Company completed a private placement financing totaling $1,650 with two U.S. based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485 of three-year 10 percent junior subordinated debentures by Allied Capital Corporation and affiliates, and an investment of $165 of three-year 10 percent redeemable preferred stock by The Sinkler Corporation. In connection with the financing, the Company has agreed to issue to the investors warrants for up to 1,442,000 shares of its common stock.

    In February 1996, the Company was notified by the holders of the two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250 installment payment due on the debt. This transaction was completed by the end of March 1996.

CAPITAL EXPENDITURES

    During the years ended July 31, 1998, 1997 and 1996, cash used for capital expenditures was approximately $ 283, $283 and $229, respectively. Capital expenditures for fiscal year 1999 are expected to be under $250.

OTHER

YEAR 2000

    The Company has developed a plan to address the possible exposure related to the impact on its computer systems of the Year 2000. Key financial information and operational and product systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations, or cash flow. In addition, the Company will be communicating with others with whom it does significant business, including but not limited to its suppliers, key customers and lenders, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The risk of Year 2000 issues is mitigated by the fact that the Company does not significantly rely upon any one major supplier or customer and that its products do not contain date-sensitive computer software or hardware.

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

FOREIGN OPERATIONS

    A substantial portion of the Company's products are purchased from vendors in Taiwan, the Company is subject to price increases and decreases imposed by those vendors to compensate for currency fluctuations. During fiscal years 1996 through 1998 the U.S. dollar generally maintained its purchasing power against the currencies of the countries from which the Company purchases most of its products. If the U.S. dollar were to weaken, the Company would consider setting price increases for its products. Continued weakening of the U.S. dollar could cause the Company to lose its competitive costing edge to U.S.-based manufacturers, which could adversely affect operating results. Restrictive foreign government regulations or political instability could also materially affect the operating results of the Company. As discussed above, foreign economic and financial uncertainties could also materially affect sales levels to foreign customers which could materially affect the operating results of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Pico Products, Inc.:

    We have audited the accompanying consolidated balance sheets of Pico Products, Inc. and its subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed at Item 14a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pico Products, Inc. and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has continuing losses from operations and negative cash flows. At July 31, 1998 the Company was not in compliance with certain covenants of its loan agreements which the lenders have temporarily waived. The Company's continuing losses from operations and negative cash flows as well as difficulties in meeting its loan agreement covenants and financing needs raise substantial doubt about its ability to continue as a going concern. Due to the uncertainty in meeting these revised and continuing covenants under the Company's various borrowing agreement the Company has reclassified all of the debt under its subordinated debentures as a current liability. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          DELOITTE & TOUCHE LLP

Los Angeles, California
November 13, 1998

                              PICO PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                       JULY 31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
ASSETS (Note C):
CURRENT ASSETS:
  Cash and cash equivalents....................................................................  $      93  $      22
  Accounts receivable (less allowance for doubtful accounts: July 31, 1998, $139; July 31,
    1997, $200)................................................................................      3,871      5,622
  Inventories (Note B).........................................................................     11,997     11,961
  Prepaid expenses and other current assets....................................................        161        340
                                                                                                 ---------  ---------
    TOTAL CURRENT ASSETS.......................................................................     16,122     17,945
                                                                                                 ---------  ---------
PROPERTY, PLANT AND EQUIPMENT (Note E):
  Buildings....................................................................................        217        217
  Leasehold improvements.......................................................................        187        280
  Machinery and equipment......................................................................      2,420      2,900
                                                                                                 ---------  ---------
                                                                                                     2,824      3,397
  Less accumulated depreciation and amortization...............................................      1,914      2,431
                                                                                                 ---------  ---------
                                                                                                       910        966
                                                                                                 ---------  ---------
OTHER ASSETS:
  Patents and licenses (less accumulated amortization: July 31, 1998, $74; July 31, 1997,
    $68).......................................................................................        147        153
  Excess of cost over net assets of businesses acquired (less accumulated amortization; July
    31, 1998, $425; July 31, 1997, $396).......................................................        152        181
  Deposits and other non-current assets........................................................        192        235
  Debt Issuance Costs (less accumulated amortization; July 31, 1998, $146; July 31, 1997;
    $44).......................................................................................        433        416
                                                                                                 ---------  ---------
                                                                                                       924        985
                                                                                                 ---------  ---------
                                                                                                 $  17,956  $  19,896
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Notes payable (Note C).........................................................................  $   9,139  $   9,425
Current portion of long-term debt (Note D).....................................................      5,644        133
Accounts payable...............................................................................      3,614      3,349
Accrued expenses:
  Legal and accounting.........................................................................        364        213
  Payroll and payroll taxes....................................................................        491        486
  Other accrued expenses.......................................................................        661        396
  Restructuring costs (Note N).................................................................        269        580
                                                                                                 ---------  ---------
  TOTAL CURRENT LIABILITIES....................................................................     20,182     14,582
                                                                                                 ---------  ---------
LONG-TERM DEBT (Note D)........................................................................        115      4,915
RESTRUCTURING COSTS (Note N)...................................................................     --            299
                                                                                                 ---------  ---------
COMMITMENTS AND CONTINGENCIES (Notes E and M)..................................................     --         --
REDEEMABLE PREFERRED STOCK, $.01 par value; authorized 500,000 shares; issued and outstanding
  1,250 shares at July 31, 1998 and 1,000 shares at July 31, 1997 (Note D).....................      1,070        917
                                                                                                 ---------  ---------
SHAREHOLDERS' DEFICIENCY (Notes K and L):
  Common shares, $.01 par value; authorized 15,000,000 shares issued and outstanding 4,215,913
    shares at July 31, 1998 and 4,185,913 shares at July 31, 1997..............................         42         42
  Additional paid-in capital...................................................................     22,992     22,715
  Stock subscriptions receivable...............................................................        (81)      (105)
  Accumulated deficit..........................................................................    (26,253)   (23,382)
  Cumulative translation adjustment............................................................       (111)       (87)
                                                                                                 ---------  ---------
TOTAL SHAREHOLDERS' DEFICIENCY.................................................................     (3,411)      (817)
                                                                                                 ---------  ---------
                                                                                                 $  17,956  $  19,896
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                 See notes to consolidated financial statements

                              PICO PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN 000'S EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    YEAR ENDED JULY 31,
                                                                             ----------------------------------
                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
SALES (Note I).............................................................  $   27,743  $   35,448  $   36,051

COSTS AND EXPENSES

  Cost of Sales............................................................      21,213      30,471      27,377

  Selling and administrative expenses (Notes H and N)                             7,362       9,479       8,140
                                                                             ----------  ----------  ----------

TOTAL COSTS AND EXPENSES...................................................      28,575      39,950      35,517
                                                                             ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS..............................................        (832)     (4,502)        534

OTHER INCOME (Note F)......................................................          13          14          22

INTEREST EXPENSE...........................................................      (1,917)     (1,399)       (956)
                                                                             ----------  ----------  ----------

LOSS BEFORE INCOME TAXES...................................................      (2,736)     (5,887)       (400)

INCOME TAX PROVISION (Note G)..............................................      --          --          --
                                                                             ----------  ----------  ----------

NET LOSS...................................................................      (2,736)     (5,887)       (400)

DIVIDENDS ON PREFERRED STOCK...............................................         135          85      --
                                                                             ----------  ----------  ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCK......................................  $   (2,871) $   (5,972) $     (400)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

Basic and Diluted Net Loss Per Common Share................................  $     (.69) $    (1.45) $     (.11)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

Shares used in Basic and Diluted Per Share Calculations....................   4,185,895   4,113,229   3,797,972
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                See notes to consolidated financial statements.

                              PICO PRODUCTS, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                 (IN 000'S EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            COMMON      ADDITIONAL        STOCK                      CUMULATIVE
                           NUMBER OF       SHARES --      PAID-IN     SUBSCRIPTIONS   ACCUMULATED    TRANSLATION
                         COMMON SHARES     PAR VALUE      CAPITAL      RECEIVABLE       DEFICIT      ADJUSTMENT      TOTAL
                        ---------------  -------------  -----------  ---------------  ------------  -------------  ---------
BALANCE
July 31, 1995.........     3,637,046              36        21,565              0         (17,010)          (78)       4,513
                        ---------------          ---    -----------         -----     ------------        -----    ---------
Cumulative Translation
  Adjustment..........        --              --            --             --              --               (17)         (17)
Shares issued under
  stock incentive
  plans...............       165,200               2           107         --              --            --              109
Shares issued for
  exercise of stock
  warrants............       250,000               3           248         --              --            --              251
Stock subscriptions
  receivable..........        --              --               115           (115)                       --           --
Net loss..............        --              --            --             --                (400)       --             (400)
                        ---------------          ---    -----------         -----     ------------        -----    ---------
BALANCE
July 31, 1996.........     4,052,246              41        22,035           (115)        (17,410)          (95)       4,456
                        ---------------          ---    -----------         -----     ------------        -----    ---------
Cumulative Translation
  Adjustment..........        --                            --             --              --                 8            8
Shares issued under
  stock incentive
  plans...............        33,667          --                47         --              --            --               47
Shares issued for
  exercise of stock
  warrants............       100,000               1            99         --              --            --              100
Stock subscriptions
  receivable..........                                         (10)            10          --            --           --
Value of stock
  Warrants issued
  (Note D)............                                         544         --              --            --              544
Preferred Dividend....        --              --            --             --                 (85)       --              (85)
Net loss..............        --              --                                           (5,887)       --           (5,887)
                        ---------------          ---    -----------         -----     ------------        -----    ---------
BALANCE
July 31, 1997.........     4,185,913       $      42     $  22,715      $    (105)     $  (23,382)    $     (87)   $    (817)
                        ---------------          ---    -----------         -----     ------------        -----    ---------
Cumulative Translation
  Adjustment..........        --                            --             --              --               (24)         (24)
Shares issued under
  stock incentive
  plans...............        30,000          --                30         --              --            --               30
Shares issued for
  exercise of stock
  warrants............                                                     --              --            --
Stock subscriptions
  receivable..........                                         (24)            24          --            --           --
Value of stock
  Warrants issued
  (Note D)............        --              --               271         --              --            --              271
Preferred Dividend....        --              --                           --                (135)       --             (135)
Net loss..............                                                                     (2,736)       --           (2,736)
                        ---------------          ---    -----------         -----     ------------        -----    ---------
BALANCE
July 31, 1998.........     4,215,913       $      42     $  22,992      $     (81)     $  (26,253)    $    (111)   $  (3,411)
                        ---------------          ---    -----------         -----     ------------        -----    ---------

                See notes to consolidated financial statements.

                              PICO PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          YEAR ENDED JULY 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................  $  (2,736) $  (5,887) $    (400)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................................        653        522        362
    Provision for losses on accounts receivable...................................        (21)       124        144
    Provision for inventory obsolescence..........................................     (1,686)     2,200        175
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................      1,772       (456)       459
    Inventories...................................................................      1,650     (3,221)    (1,365)
    Prepaid expenses and other current assets.....................................        179       (149)        (7)
    Other assets..................................................................         43         16       (115)
    Accounts payable..............................................................        265       (572)       595
    Accrued expenses..............................................................        427         44        101
    Other liabilities.............................................................       (135)    --           (462)
    Restructuring costs (Note N)..................................................       (610)       879     --
                                                                                    ---------  ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES.............................................       (199)    (6,500)      (513)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................................................       (283)      (283)      (229)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements..................................  $    (286) $   1,197  $     449
  Issuance of long-term debt (Note D).............................................      1,105      5,000     --
  Issuance of preferred stock (Note D)............................................        165      1,000     --
  Private placement financing costs (Note D)......................................       (120)      (459)
  Principal payments on long-term debt............................................       (311)      (116)      (135)
  Proceeds from exercise of stock options.........................................     --             38         86
  Dividends paid on preferred stock...............................................     --            (14)    --
                                                                                    ---------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........................................        553      6,646        400
                                                                                    ---------  ---------  ---------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS...............................         71       (137)      (342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................................         22        159        502
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........................................  $      93  $      22  $     160
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
  Interest........................................................................  $   1,599  $   1,325  $     954
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Income taxes....................................................................  $  --      $      10  $      29
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See notes to consolidated financial statements.

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In July 1998, per the terms of a severance agreement, a former employee of the Company was issued 30,000 shares and the Company forgave a stock subscription note receivable of $30.

    During 1998 the reported dividends on preferred stock of $135. This amount is included in Other Liabilities.

    In fiscal 1998, the Company financed the purchase of lab, test and office equipment totaling $120.

    In February 1997 the holders of $100 of the Company's notes payable exercised 100,000 warrants to purchase common stock of the Company at $1.00 per share. The proceeds from the exercise of the warrants offset the payment due on the debt.

    In fiscal year 1997 the Company financed the purchase of computer, office and test lab equipment totaling approximately $358.

    In fiscal year 1996 the Company financed the purchase of office and test lab equipment totaling approximately $94.

    In March 1996 the holders of $250 of the Company's notes payable exercised 250,000 warrants to purchase common stock of the Company at $1.00 per share. The proceeds from the exercise of the warrants offset the payment due on the debt.

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

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and negative cash flows.

    At July 31, 1998 the Company was in technical violation of several of the financial covenants related to both its subordinated debt and working capital line of credit. These covenants provided for achieving certain quarterly sales, earnings, and related ratio tests. Both the senior lender and subordinated lender have agreed to waive these violations as of July 31, 1998. In addition, the senior lender has revised certain ratios and tests. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. See Note C below.

    In order to achieve compliance with the covenants in subsequent quarters it will be critical to reverse recent sales trends and to maintain control over expenses. In the event that the Company fails to meet certain covenants under its senior and subordinated borrowing agreements the Company will seek to obtain a waiver. However, there can be no assurances that the Company's senior or subordinated lenders will grant a waiver of any future covenant violations. Due to the uncertainty in meeting these revised and continuing covenants under the Company's various borrowing agreements the Company has reclassified $5,478, representing the subordinated debentures, as a current liability. However, the holders of the subordinated debt have not requested payment or any acceleration of payment of the subordinated debentures.

    To maintain adequate liquidity to fund product purchases and reduce outstanding indebtedness it is critical that the Company achieve a return to profitability during fiscal 1999. Management believes that it has taken several actions that will contribute to a return to profitability. During fiscal 1998, the Company has reduced its annualized Selling and Administrative expenses by over $3,000. In addition, during the first quarter of fiscal 1999, the Company sold it's trap and filter manufacturing operation, the proceeds of which will be used to reduce both long- and short-term debt and to provide additional working capital. To return to profitability it will be critical to maintain a tight control over expenses and maintain sales at recent levels.

    In the event that management is unable to control expenses and maintain sales, the Company will need to raise additional capital through issuance of additional stock or long-term debt on terms favorable to the Company. If the Company is unable to raise additional capital the Company may be forced to seek other alternatives, including obtaining concessions from it's current lenders and product suppliers or to sell its business, in whole or part.

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DESCRIPTION OF BUSINESS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and debt instruments. The carrying value of cash equivalents, accounts receivable and accounts payable, are representative of their fair values due to their short maturities. The estimated fair value of the revolving bank line of credit approximates fair value because of its variable interest rate. It is not practical to estimate the fair value of the Company's private placement financing due to the lack of quoted market price and a valuation model necessary to make an estimate has not been obtained or developed.

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

    During Fiscal 1998, the Company obtained foreign credit insurance for certain receivables due from customers based in South America and Mexico.

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

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the assets as follows:

Buildings....................................................................         20 years
Leasehold improvements.......................................................    Term of lease
Machinery and equipment......................................................    3 to 10 years

    During the fiscal years ended July 31, 1998 and 1997, approximately $349 and $342, respectively, of cost and the related accumulated depreciation were removed from the accounting records for fully depreciated assets no longer in use.

    Repairs and maintenance costs not extending the useful life of the assets are expensed in the year incurred. Betterments are capitalized.

PATENTS AND TRADEMARKS

    Patents and trademarks are amortized on the straight-line method over the shorter of their estimated useful lives or the remaining lives of the patents and trademarks which at July 31, 1998 represented 14 to 25 years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The excess of the Company's purchase price of subsidiaries over the fair market value of net assets acquired is being amortized on the straight-line method over twenty years. The Company reviews the carrying value of all tangible and intangible assets on a regular basis, and if the undiscounted future cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to its estimated fair value in the period the impairment is identified.

REVENUE RECOGNITION

    Revenue from sale of products or services is recognized when goods are delivered or services performed. Reserves for estimated product returns are provided at the time of sale.

DEBT ISSUANCE COSTS

    Debt issuance costs are included in other non-current assets and are amortized over the term of the related debt.

INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME (LOSS) PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company for the fiscal year ending July 31, 1998 and earnings per share for all prior periods have been be restated.

    Loss per common and common equivalent share is based upon the weighted average number of common shares outstanding during each year, assuming exercise of dilutive outstanding stock options and warrants. Due to a Net Loss Attributable to Common Stock reported in each of the last three fiscal years, shares issuable upon exercise of stock options and warrants have not been included in the calculation of the Diluted loss per share. At July 31, 1998 the Company had 2,495,467 shares issuable upon the exercise of outstanding stock options and warrants at prices ranging from $1.10 to $3.19.

CERTAIN RECLASSIFICATIONS

    The Company has made certain reclassifications to the 1997 and 1996 consolidated financial statements to conform to the classifications used in the 1998 consolidated financial statements.

B.  INVENTORIES

    The composition of inventories was as follows:

                                                                                JULY 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Raw materials...........................................................  $   4,280  $   4,635
Work in process.........................................................        761        606
Finished goods..........................................................      6,956      6,720
                                                                          ---------  ---------
                                                                          $  11,997  $  11,961
                                                                          ---------  ---------
                                                                          ---------  ---------

C.  NOTES PAYABLE

    At July 31, 1998, the Company's Pico Macom, Inc. subsidiary (Pico Macom) had a $11,000 revolving bank line of credit with HSBC Business Loans, a member of the Hongkong and Shanghai Banking Corporation Group, which provides for interest at the prime rate (8.5% at July 31, 1998 and July 31, 1997) plus 1.25%. The bank line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line of credit is secured by substantially all of Pico Macom's assets, including all trade accounts receivable and inventories.

    The line is structured as a $11,000 line of credit with a sublimit of $1,500 for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. At July 31, 1998, Pico Macom had $9,139 in revolving loans and $60 in letters of credit outstanding, and the unused portion of the borrowing base was $316.

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

C.  NOTES PAYABLE (CONTINUED)

    The line of credit arrangement is subject to various financial tests and covenants, including but not limited to, tangible net worth, working capital and current ratio requirements; and contains certain restrictions on acquisitions, capital expenditures and payment of dividends or purchases of stock.

    At July 31, 1998 the Company was in technical violation of certain terms and conditions. The Company's lenders have agreed at July 31, 1998 to waive compliance of these terms. Subsequent to July 31, 1998, the Company negotiated new terms, including several revised financial tests and covenants. The line of credit expires December 31, 1999 and shall be automatically renewed for successive monthly terms; provided, however, that either party may terminate the loan agreement upon written notice.

    This new arrangement provides for a total commitment of a $8,000 line of credit with a sublimit of $1,000 for outstanding letters of credit, as well as revised formulas for calculating eligible account receivables and inventories. See Note A for a discussion of continuing compliance with the terms and conditions of the Company's revolving line of credit (senior debt) and subordinated borrowings (see Note D).

D.  LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

                                                                                   JULY 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Long-term debt consisted of the following:
Subordinated debentures to domestic investment funds, payable in installments beginning in fiscal 2001 through fiscal 2004, with interest at 12.0% net of debt discount for valuation of warrants of $348 and $161,
  respectively.............................................................  $   4,652  $   4,575
Subordinated debentures to domestic investment funds, payable in 2000, net of debt discount of $161 for valuation of warrants, with interest at
  10%......................................................................        826     --
Subordinated notes payable to domestic investment funds, with interest at
  10.0%....................................................................     --            150
Capital lease obligations (Note E).........................................        281        319
Other loans payable........................................................     --              4
                                                                             ---------  ---------
                                                                                 5,759      5,048
Less current portion.......................................................      5,644        133
                                                                             ---------  ---------
                                                                             $     115  $   4,915
                                                                             ---------  ---------
                                                                             ---------  ---------

    At July 31, 1998 the Company was in technical violation of certain terms and conditions related to achieving certain quarterly sales, earnings, and related ratio tests. The Company's subordinated lenders have agreed at July 31, 1998 to waive compliance with these terms. See Note A for a discussion of continuing compliance with the terms and conditions of the Company's revolving line of credit (see Note C for a description) and the subordinated debentures described below. Due to the uncertainty in meeting these revised and continuing covenants under the Company's various borrowing agreements the Company has reclassified $5,478, representing the subordinated debentures, as a current liability. However, the

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

D. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK (CONTINUED) holders of the subordinated debt have not requested payment or any acceleration of payment of the subordinated debentures.

    On September 12, 1997 the Company completed a private placement financing $1,650 with two U.S.-based institutional investors to provide funds for general working capital requirements. The private placement provides for an investment of up to $1,485 of three-year 10 percent junior subordinated debentures and $165 of three-year 10 percent redeemable preferred stock. In connection with the financing, the Company has agreed to issue to the investor's warrants for up to 1,442,000 shares of its common stock, of which 300,000 shares are subject to call provisions. These call provisions permit the Company at any time to 90 days after all of its obligations under the debentures are fully paid to purchase from the investors up to 300,000 shares of the warrant shares, at $3.00 per share, or if the warrants have not been exercised, to repurchase such unexercised warrants subject to call at $3.00 per warrant share less the per share exercise price.

    The Company received gross proceeds of $1,135 of the total financing facility using $985 to fund the Company's operating needs and $150 to refinance previously issued subordinated notes payable by the Company, which were purchased by one of the institutional investors in June 1997. Additionally, the Company issued to investors warrants for 1,004,641 shares of its common stock, of which 209,000 shares are subject to the above call provisions. The Company does not expect to receive the remaining balance of the commitment nor be required to issue any additional warrants to purchase shares.

    Various transaction costs totaling $119 were incurred in conjunction with the private placement financing. These costs are being amortized over the three-year term of the debt and preferred stock.

    The warrants issued in conjunction with this financing are exercisable at any time to the later of the date which is (i) three years after the obligations under the debentures are satisfied in full, or (ii) 6 years from the date of issuance, at a price of $1.17.

    The Company has measured the fair value of the warrants issued in connection with the private placement financing. This value has been allocated as a discount applied against the related long-term debt and redeemable preferred stock and is amortized over the three-year term of the subordinated debentures and preferred stock. As a condition to the financing, one of the investors requested that the Company's Directors participate in the financing. During 1998, Officers and Directors of the Company executed a participation agreement with such investors for $535. See Note P.

    In November 1996 the Company completed a private placement financing totaling $6,000 with two U.S.-based institutional investors. The private placement consisted of $5,000 of seven-year 12 percent subordinated debentures and $1,000 of seven-year 12 percent redeemable preferred stock. In connection with the financing, the Company issued warrants to the investors and to the Company's investment banker for 955,176 shares of its common stock. These warrants are exercisable no later than 10 years from the date of issuance, at a price of $1.81 per share.

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

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

D.  LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK (CONTINUED)
    Various transaction costs totaling $459 were incurred in conjunction with the private placement financing. These costs are being amortized over the seven-year term of the debt and preferred stock.

    The Company has measured the fair value of the warrants issued in connection with the private placement financing. This value has been allocated as a discount applied against the related long-term debt and redeemable preferred stock and is amortized over the seven-year term of the subordinated debentures and preferred stock.

    The private placement financing agreements require the Company to meet certain financial covenants, which are very similar to the financial covenants relating to Pico Macom's bank revolving line of credit. Additionally, these agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

    In June 1997 the holders of $150 of the Company's subordinated notes payable, with interest at 8%, sold the notes to one of the U.S.-based institutional investors involved in the November 1996 private placement financing. As of July 31, 1997, the debt has been converted to subordinated notes payable due in fiscal year 2001, with interest at 10%.

    In February 1996, the Company was notified by the holders of two outstanding notes payable that they intended to exercise 250,000 warrants to purchase common stock of the Company as an offset against the first $250 installment payment due on the debt. This transaction was completed in March 1996.

    In February 1997, the Company was notified by the holders of two outstanding notes payable that they intended to exercise 100,000 warrants to purchase common stock of the Company, totaling $100, against the second installment or payment due on the debt. This transaction was completed in February 1997.

    Long-term debt and redeemable preferred stock at July 31, 1998 are payable according to the contractual maturities as follows:

                                                                                  REDEEMABLE
                                                              LONG-TERM DEBT    PREFERRED STOCK
                                                              ---------------  -----------------
Year ending July 31, 1999...................................     $     166            --
Year ending July 31, 2000...................................           103            --
Year ending July 31, 2001...................................         1,337               238
Year ending July 31, 2002...................................           500               100
Year ending July 31, 2003...................................         1,000               200
Thereafter..................................................         2,653               532
                                                                    ------             -----
                                                                 $   5,759             1,070
                                                                    ------             -----
                                                                    ------             -----

See Note O, Subsequent Event for a discussion of the repayment of $1,390 of the subordinated debentures issued in November 1996.

E.  LEASE COMMITMENTS

    The Company leases manufacturing, computer and office equipment under lease agreements, some of which have been capitalized. These capitalized lease obligations are payable in monthly and quarterly installments through fiscal year 2000 and have interest rates varying from 4% to 12%. The Company has

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

E.  LEASE COMMITMENTS (CONTINUED)
included the cost of equipment under capital leases of $522 and $402 in property, plant and equipment at July 31, 1998 and 1997, respectively. Accumulated amortization on such assets was $144 and $47 at July 31, 1998 and 1997, respectively.

    The Company also leases certain of its manufacturing and office facilities and equipment under operating lease agreements. Minimum rental commitments at July 31, 1998 for these leases are as follows:

                                                                             CAPITAL     OPERATING
                                                                           -----------  -----------
Year ending July 31, 1999................................................   $     186    $     421
Year ending July 31, 2000................................................         110          423
Year ending July 31, 2001................................................          14          403
Year ending July 31, 2002................................................      --              392
Year ending July 31, 2003................................................      --              252
Thereafter...............................................................      --                9
                                                                                -----   -----------
                                                                                  310
Less imputed interest....................................................          29
                                                                                -----
                                                                            $     281    $   1,900
                                                                                -----   -----------
                                                                                -----   -----------

    Renewal options exist on certain of the operating leases for additional periods at increased rental rates. Total rental expense for the years ended July 31, 1998, 1997 and 1996 was $558, $678 and $651, respectively. The Company is also required to pay real estate taxes and other occupancy costs of the facilities in addition to the above rentals.

F.  OTHER INCOME

    Other income consist of interest income for the fiscal years ended 1998, 1997 and 1996.

G.  INCOME TAXES

    A reconciliation of the Company's income tax provision to that computed using the Federal statutory rate is as follows:

                                                                        YEAR ENDED JULY 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Federal tax (benefit) based on statutory tax rate...............  $  (1,005) $  (2,061) $    (140)
Other...........................................................        199        101        318
Change in valuation allowance...................................        806      1,960       (178)
                                                                  ---------  ---------  ---------
Income Tax Provision............................................  $  --      $  --      $  --
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    At July 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,300, which expire in varying amounts from the year 2000 through the year 2013. Additionally, the Company has federal tax credit carryforwards of approximately $182 which expire in varying amounts from the year 1999 through the year 2001.

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

G.  INCOME TAXES (CONTINUED)

    Neither U.S. nor foreign taxes or tax benefit have been provided on the cumulative undistributed foreign earnings (losses), as of July 31, 1998, due to an exemption from foreign taxes, which expires in 1998.

    The following represents the tax effects of significant items comprising the Company's deferred income taxes as of July 31, 1998 and 1997. The Company recognized a valuation allowance to offset the net deferred tax asset since the future benefit of these assets is not assured.

                                                                                 JULY 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Deferred income tax assets:
  Differences between book and tax basis of property.....................  $     180  $     136
  Reserves not currently deductible......................................        769      1,353
  Other..................................................................         67         64
  Operating loss carryforwards...........................................      8,293      6,765
  Tax credit carryforwards...............................................        182        367
                                                                           ---------  ---------
                                                                               9,491      8,685
Valuation allowance......................................................     (9,491)    (8,685)
                                                                           ---------  ---------
Net deferred income taxes................................................  $       0  $       0
                                                                           ---------  ---------
                                                                           ---------  ---------

H.  PRODUCT DEVELOPMENT COSTS

    Product development costs are expensed as incurred and are included as part of selling and administrative expenses. Expenses related to product development for the years ended July 31, 1998, 1997 and 1996 amounted to approximately $830, $1,340, and $1,368, respectively.

I.  SIGNIFICANT CUSTOMERS

    In fiscal 1998, 1997 and 1996 the Company's sales to one customer were approximately 5%, 9% and 16%, respectively, of the Company's consolidated sales.

J.  RETIREMENT BENEFITS

    The Company maintains a defined contribution pension plan (under Internal Revenue Code Section 401(k)) covering substantially all of its U.S.-based employees with more than three months of service. Company contributions are determined at 50% of each employee's voluntary contribution (up to 6% of compensation) to the plan. The Company's contribution expense totaled $80, $64 and $79 for the years ended July 31, 1998, 1997 and 1996, respectively.

K.  OTHER STOCK OPTIONS

    During fiscal year 1994, the Board of Directors issued nonqualified, non-plan options to two individuals. These options were issued in November 1993 and became exercisable in November 1994. A total of 30,000 options were issued at an average exercise price of $1.29 per share. The Company recognized compensation expense of $12,292 and $33,958 during fiscal year 1995 and fiscal year 1994,

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

K.  OTHER STOCK OPTIONS (CONTINUED)
respectively, for the difference between the fair value of the stock options at the date of the grant and the exercise price of the options. At July 31, 1998 5,000 options remain outstanding.

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

    In addition to the four shareholder-approved plans, the Company has issued 152,000 Phantom Stock Options. These options were issued at 100% of fair market value at the date of grant and may be, at the discretion of the Board or a special committee thereof, converted to options under an approved Stock Option Plan.

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

    Under the 1992 plan, Rights may be granted to holders of stock options outstanding under the 1981 Plan, the 1982 Plan, or the 1992 Plan, whereby the holder of such options, in exchange for the

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

L.  STOCK INCENTIVE PLANS (CONTINUED)
surrender of the options to the Company, will receive from the Company an amount equal to the excess of the fair market value of the related shares over the option price of the options surrendered. Awards may be granted to selected recipients, without payment therefore, as additional compensation for their services to the Company or its affiliates. Any Awards will be subject to various terms and conditions as determined by the committee.

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

    A SUMMARY OF CHANGES IN SHARES UNDER OPTION FOR THE COMPANY'S FOUR STOCK INCENTIVE PLANS IS AS FOLLOWS:

                                                                                      YEAR ENDED JULY 31,
                                                                              -----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  -----------
NON QUALIFIED PLAN (1981):
Outstanding at beginning of year............................................     233,250     290,000      410,000
Options granted.............................................................      --          --           10,500
Options expired.............................................................     (59,750)    (33,750)     (10,500)
Options exercised...........................................................     (30,000)    (23,000)    (120,000)
                                                                              ----------  ----------  -----------
Outstanding at end of year*.................................................     143,500     233,250      290,000
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Exercisable at end of year*.................................................     142,667     227,083      268,670
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Weighted average exercise price of options--
  Outstanding at beginning of year..........................................  $     0.89  $     0.95  $      0.75
  Options granted...........................................................  $   --      $   --      $      1.81
  Options expired...........................................................  $     1.52  $     1.26  $      1.20
  Options exercised.........................................................  $     0.80  $     1.12  $      0.60
  Outstanding at end of year................................................  $     0.99  $     0.89  $      0.95
  Exercisable at end of year................................................  $     0.99  $     0.86  $      0.87

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

L.  STOCK INCENTIVE PLANS (CONTINUED)

                                                                                      YEAR ENDED JULY 31,
                                                                              -----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  -----------
INCENTIVE PLAN (1982):
  Outstanding at beginning of year..........................................      --          --           45,200
  Options exercised.........................................................      --          --          (45,200)
                                                                              ----------  ----------  -----------
  Outstanding at end of year................................................      --          --          --
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Exercisable at end of year..................................................      --          --          --
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Weighted average exercise price of options--
  Outstanding at beginning of year..........................................  $   --      $   --      $      0.31
  Options expired...........................................................  $   --      $   --      $      0.31
  Options exercised.........................................................  $   --      $   --      $   --
  Outstanding at end of year................................................  $   --      $   --      $   --

------------------------

* Includes options to acquire 135,000, 165,000 and 175,000 shares the Company's common stock at July 31, 1998, 1997 and 1996, which were exercised in exchange for stock subscription notes receivable during fiscal year 1996.

                                                                                      YEAR ENDED JULY 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
STOCK PLAN (1992)
(Nonqualified options)
  Outstanding at beginning of year...........................................     116,500     135,000     114,000
  Options granted............................................................      58,500      10,000      23,500
  Options expired............................................................     (26,500)    (17,833)     (2,500)
  Options exercised..........................................................      --         (10,667)     --
                                                                               ----------  ----------  ----------
  Outstanding at end of year.................................................     148,500     116,500     135,000
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Exercisable at end of year...................................................      81,976      76,673      58,832
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average exercise price of options--
  Outstanding at beginning of year...........................................  $     2.20  $     2.19  $     2.29
  Options granted............................................................  $     1.19  $     1.62  $     1.83
  Options expired............................................................  $     2.08  $     2.43  $     3.19
  Options exercised..........................................................  $   --      $     1.13  $   --
  Outstanding at the end of year.............................................  $     2.00  $     2.20  $     2.19
Exercisable at end of year...................................................  $     2.40  $     2.13  $      .85

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

L.  STOCK INCENTIVE PLANS (CONTINUED)

                                                                                      YEAR ENDED JULY 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
STOCK PLAN (1996)
(Nonqualified options)
  Outstanding at beginning of year...........................................      52,500     120,000      --
  Options granted............................................................     121,650       7,500     120,000
  Options expired............................................................     (87,500)    (75,000)     --
  Options exercised..........................................................      --          --          --
                                                                               ----------  ----------  ----------
Outstanding at end of year...................................................      86,650      52,500     120,000
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Exercisable at end of year...................................................      --          14,999      --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average exercise price of options--
  Outstanding at beginning of year...........................................  $     2.25  $     2.34  $   --
  Options granted............................................................  $     1.21  $     2.09  $     2.34
  Options expired............................................................  $     1.83  $     2.34  $   --
  Options exercised..........................................................  $   --      $   --      $   --
  Outstanding at the end of year.............................................  $     1.05  $     2.25  $     2.34
  Exercisable at end of year.................................................  $   --      $     2.28  $   --

    Significant option groups outstanding at July 31, 1998 and related weighted average price and life information follow:

                                   WEIGHTED
                                    AVERAGE                            NUMBER
   RANGE OF         NUMBER         REMAINING                         EXERCISABLE       AVERAGE
   EXERCISE     OUTSTANDING AT    CONTRACTUAL    WEIGHTED AVERAGE        AT           EXERCISE
    PRICES      JULY 31, 1998        LIFE         EXERCISE PRICE    JULY 31,1998        PRICE
--------------  --------------  ---------------  -----------------  -------------  ---------------
 $        .60        135,000           #             $     .60          135,000       $     .60
     .94-1.13        107,000        4.5 years             1.07           --              --
    1.19-1.50        226,150        2.9 years             1.25           40,002            1.26
    1.56-1.81         16,500        3.4 years             1.63            4,307            1.69
    2.63-3.19         46,000        1.2 years             3.12           45,334            3.12
                     -------                                        -------------
                     530,650                                            224,643
                     -------                                        -------------
                     -------                                        -------------

------------------------

# Options were exercised for stock subscription notes receivables during fiscal year 1996.

    The weighted average fair value of the stock options granted from the 1981 Plan, the 1992 Plan, the 1996 Plan and non-plan options during fiscal years 1998, 1997 and 1996 was $.68, $1.53 and $1.53, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                                      YEAR ENDED JULY 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Expected life................................................................   5.0 years   5.0 years   5.0 years
Risk-free interest rate......................................................       5.63%       6.32%       6.23%
Volatility...................................................................         83%         83%         83%
Dividend yield...............................................................      --          --          --

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

L.  STOCK INCENTIVE PLANS (CONTINUED)

    The Company has applied the provisions of APB Opinion 25 to account for stock options, under which no compensation cost has been recognized for stock option awards. Had compensation costs for the Company's stock incentive plans been determined consistent with the provisions of Statement of Financial Accounting Standards Number 123, the Company's pro-forma net income (loss) attributable to common stock and earnings per share for fiscal years 1998, 1997 and 1996 would have been as follows:

                                                                                           YEAR ENDED JULY 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Net loss attributable to common stock..............................................  $  (2,891) $  (5,989) $    (407)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Net income (loss) attributable to common stock per common share:
  Basic and Diluted................................................................  $    (.69) $   (1.46) $   (0.11)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    Because options vest over several years and additional options may be granted each year, the effects on pro forma net loss and related per share amounts presented above are not representative of the effects for future years.

M.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    The majority of the SMATV electronic components sold by Pico Macom are manufactured under contract on an exclusive basis by one subcontractor in Taiwan. Management believes that the Company's relationship with this subcontractor is excellent and that the financial strength of the subcontractor is strong. However, the loss of this subcontractor could have a material adverse impact on the Company's operations until the Company could obtain an alternative source of supply. The contract does not require the subcontractor to maintain a parts inventory, so that from time-to-time delays are possible in completing customer orders. The current contract, renewed in May 1998 for a 1-year term and is renewable annually. Effective September 3, 1998, the Company entered into a five-year distribution arrangement to distribute traps and filters (previously manufactured by the Company). Pursuant to the arrangement, the Company has agreed for the five-year period to represent the supplier on an exclusive basis. The supplier, however, retains the right to sell traps and filters to other distributors. In addition, the Company has agreed to purchase $4,000 of product over a two-year period.

    Most of the other products obtained from foreign-based vendors are available from a number of different subcontractors.

EAGLE LITIGATION

    On July 30, 1997, Eagle Comtronics, Inc. ("Eagle") filed a motion in the United States District Court for the Northern District of New York to amend the complaint for patent infringement it had filed in 1979 against the Company. This 1979 action had been settled by Consent Judgment in 1988, pursuant to which the Company and Eagle entered into a License Agreement providing for specified royalty payments from Eagle to the Company. Eagle's motion sought the District Court's permission to proceed against the Company under various legal theories for breach of the License Agreement, based on Eagle's allegation that the Company, in violation of the License Agreement's "most favored nation" clause, granted a license

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

M. COMMITMENTS AND CONTINGENCIES (CONTINUED) to a third party (Arrow Communication Laboratories, Inc.) on more favorable terms than those provided to Eagle. Eagle sought damages of approximately $1,600 plus interest and attorneys fees. The Company believed that Eagle's motion was procedurally improper and that, even if the amended complaint were allowed by the District Court, it had meritorious defenses to the claims stated in the amended complaint.

    The Company responded to Eagle's motion, and Eagle promptly withdrew the motion to file an amended complaint. At the same time Eagle filed a complaint in New York State Supreme Court similar to the proposed amended federal complaint. The Company filed a motion to dismiss Eagle's complaint, which has been denied. The Company has appealed such denial. The discovery phase of the case is proceeding. Management believes that the Company has meritorious defenses to Eagle's action and that such suit will not have any material adverse effect on the Company.

ARCOM LITIGATION

    In November 1991, Arrow Communication Laboratories, Inc. (Arcom) of Syracuse, New York initiated a lawsuit in the New York Supreme Court, which, as amended, alleged that Arcom had a paid-up license with respect to the Company's patent for positive trapping systems and that Arcom was entitled to unspecified damages based on overpayment of royalty amounts. Arcom also claimed that it was entitled to compensatory damages in excess of $250 plus punitive damages of $3,000 as a result of a Company press release announcing termination of the license agreement.

    The Company initiated a patent infringement suit against Arcom in the United States District Court for the Northern District of New York, which sought treble damages for willful infringement plus attorneys fees. The Company requested that the Court grant a preliminary injunction to prevent Arcom from infringing its patent. At a Court hearing in February 1994, the parties agreed, and it was ordered by the Court, that Arcom would post as security amounts equal to the royalties due to the Company for the manufacture and sale of product covered by the license agreement from December 15, 1991, the date that the license would have terminated, until the expiration of the patent in February 1995. Through July 31, 1995 Arcom had made cash payments of $462 covering royalties through February 14, 1995. The Company did not include these amounts in income in any fiscal period but recorded a current liability for $462 at July 31, 1995. In addition, Arcom agreed to post an irrevocable letter of credit in an amount deemed sufficient to permit recovery of a significant portion of the Company's damages if it were to prevail on its willful In-fringement claim. In exchange, the Company withdrew its request for a preliminary injunction.

    In May, 1996, the Company and Arcom agreed to settle the foregoing lawsuits, pursuant to which all suits were terminated and dismissed with prejudice. As part of this agreement, the Company and Arcom, respectively, granted each other full releases from liability, the Company released certain deposits and other collateral provided to the Company by Arcom during the litigation, and the Company reimbursed Arcom approximately $70 for certain fees and expenses.

EPA INFORMATION REQUEST

    In March 1995, a subsidiary of the Company received a Joint Request for Information (the "Information Request") from the United States Environmental Protection Agency, Region II (the "EPA"), under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), with respect to the release and/or threatened release of hazardous substances, hazardous wastes, pollutants or contaminants into the environment at the Onondaga Lake Site, Syracuse, Onondaga

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

M.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
County, New York. The Company learned that the EPA added the Onondaga Lake Site to the Superfund National Priorities List in December 1994 and has completed an onsite assessment of the degree of hazard. The EPA has indicated that the Company is one of 26 companies located in the vicinity of Onondaga Lake or its tributaries that have received a similar Information Request.

    The Information Request related to the activities of the Company's Printed Circuit Board Division, which was sold to a third party in 1992, and which conducted operations within the specified area. Under the Agreement of Sale with the buyer, the Company retained liability for environmental obligations, which occurred prior to the sale.

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

N.  RESTRUCTURING COSTS

    The Company had recorded restructuring expenses of approximately $879 in fiscal year 1997 related to the realignment of its operations and a contract settlement with the Company's former chairman and chief executive officer.

O.  SUBSEQUENT EVENT

    On September 3, 1998, the Company sold its trap and filter manufacturing operation and entered into an arrangement to purchase its trap and filter requirements exclusively for a five-year term. The Company received gross proceeds of $5,200 and transferred the inventory and certain manufacturing assets, including equipment, technical designs and plans to the buyer. The Company will continue to market and sell traps and filters, which in fiscal 1998 represented approximately 21% of total sales.

    Management expects to continue this business at a comparable level of sales and profitability. In connection with the five-year distribution arrangement the Company issued a non-revocable purchase commitment to purchase $4,000 of inventory over two years. The Company used $1,390 of the proceeds to repay its 12% subordinated debt. In connection with this repayment, the holders of the subordinated debt returned 265,539 warrants to purchase common shares.

                              PICO PRODUCTS, INC.

                 (IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

O.  SUBSEQUENT EVENT (CONTINUED)
                   PRO FORMA UNAUDITED FINANCIAL INFORMATION

    The following pro forma unaudited condensed balance sheet information is based upon the historical consolidated balance sheet, adjusted to give effect to the sale of trap and filter manufacturing operations of the Company. Pro forma condensed statement of operations information has not been provided as the Company will continue to sell and market traps and filters under a five-year distribution arrangement.

    The pro forma adjustments give effect to available information and assumptions that the Company believes are reasonable.

            CONDENSED PRO FORMA BALANCE SHEET INFORMATION--UNAUDITED

                                                               JULY 31,     PRO FORMA     PRO FORMA
                                                                 1998      ADJUSTMENTS    CONDENSED
                                                             AS REPORTED     DR (CR)    BALANCE SHEET
                                                             ------------  -----------  -------------
Current Assets.............................................   $   16,122    $  (4,000)(1)   $  12,122
Property, Plant & Equipment, net...........................          910         (200)(1)         710
Other Assets...............................................          924                        924
                                                             ------------  -----------  -------------
Total Assets...............................................   $   17,956    $  (4,200)    $  13,756
                                                             ------------  -----------  -------------
                                                             ------------  -----------  -------------
Current Liabilities........................................   $   20,182    $   4,000      )(4   $  16,182
Long-term Debt.............................................          115                        115
Preferred Stock............................................        1,070                      1,070
Shareholders' Deficiency...................................       (3,411)         200(4)      (3,611)
                                                             ------------  -----------  -------------
Total Liabilities and Equity...............................   $   17,956    $   4,200     $  13,756
                                                             ------------  -----------  -------------
                                                             ------------  -----------  -------------

------------------------

Adjustments:

1.  Reduce inventory, $4,000, and property & equipment, net $200.

2.  Net reduction of subordinated debt, $1,290.

3. Apply remaining proceeds to reduce amounts outstanding for trade payables and amounts due under the Company's line of credit.

4.  Extinguishment of Debt.

P.  RELATED PARTY

    During fiscal 1998, certain Directors and Officers entered into a participation agreement with one of the Company's subordinated investors issued in 1997 for $535. The participation was a condition of the subordinated lender to provide the financing. The Company pays interest at 10% directly to the individual participant. Under this agreement, the Directors and Officers received 107,000 shares of common stock, 102,204 warrants to purchase common shares at $1.17 and $504 principal amount of 10% debentures directly from the subordinated lender.

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                                                     ADDITIONS
                                                                        BALANCE     CHARGED TO                     BALANCE
                                                                       BEGINNING     COST AND                      END OF
DESCRIPTION                                                            OF PERIOD     EXPENSES      DEDUCTION*      PERIOD
--------------------------------------------------------------------  -----------  -------------  -------------  -----------
Fiscal Year Ended July 31, 1996:
  Allowance for doubtful accounts...................................   $     290     $     144      $     234     $     200

Fiscal Year Ended July 31, 1997:
  Allowance for doubtful accounts...................................   $     200     $     124      $     124     $     200

Fiscal Year Ended July 31, 1998:
  Allowance for doubtful accounts...................................   $     200     $  --          $      61     $     139

------------------------

*   Write-off of uncollectible accounts receivable and other adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of shareholders which will be filed prior to November 28, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of shareholders which will be filed prior to November 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of shareholders which will be filed prior to November 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of shareholders which will be filed prior to November 28, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.     The following consolidated financial statements are included in Part II Item 8:

           Independent Auditors' Report

           Consolidated Balance Sheets as of July 31, 1998 and 1997

           Consolidated Statements of Operations for the Years Ended July 31, 1998, 1997 and 1996

           Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows for the Years Ended July 31, 1998, 1997 and 1996

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

(b)        Reports on Form 8-K.
           Item 2. Disposition of Assets--filed on September 18, 1998 and incorporated by reference.

(c)      INDEX TO EXHIBITS

2(a)w      Asset Purchase Agreement, dated as of September 3, 1998 between Pico Products, Inc., a
           New York Corporation, and Thomas & Betts Corporation.

3(a)v      Complete copy of the Certificate of Incorporation of the Company, as amended on
           November 19, 1996.

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

       See page 47 for Key to Index of Exhibits Incorporated by Reference

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

4(i)s      Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied
           Capital Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

           HOLDER                                                     AMOUNT
           ------------------------------------------------------  ------------
2          Allied Investment Corporation                            $2,300,000
           Allied Investment Corporation II                         $1,450,000
           Allied Capital Corporation II                            $  550,000

4(j)s      Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler
           Corporation, dated November 21, 1996.

24(k)s     Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The
           Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

           HOLDER                                                     SHARES
           ------------------------------------------------------  ------------
           Allied Investment Corporation                               358,484
           Allied Investment Corporation II                            226,001
           Allied Capital Corporation II                                85,724
           The Sinkler Corporation                                     155,863
           Shipley Raidy Capital Partners, LP                           20,000

4(l)s      Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The
           Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                                                    PERCENTAGE
                                                                        OF
           HOLDER                                                     SHARES
           ------------------------------------------------------  ------------
           Allied Investment Corporation                                  6.9%
           Allied Investment Corporation II                              4.35%
           Allied Capital Corporation II                                 1.65%
           The Sinkler Corporation                                        3.0%

4(m)s      Registration Rights Agreement between the Company, Allied Capital Corporation and certain of its affiliated companies, Scimitar Development Capital Fund and Scimitar Development Capital "B" Fund,
           Shipley Raidy Capital Partners, LP, and The Sinkler Corporation, dated November 21, 1996.

4(n)t      Amended and Restated 1996 Incentive Stock Plan.

4(o)v      Investment Agreement between the Company and certain of its subsidiaries, and Allied Capital Corporation and certain of its affiliated companies, dated September 12, 1997.

       See page 47 for Key to Index of Exhibits Incorporated by Reference

4(p)v      Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to
           Allied Capital Corporation, dated September 12, 1997. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

           HOLDER                                                     AMOUNT
           ------------------------------------------------------  ------------
           Allied Investment Corporation                            $  374,300
           Allied Capital Corporation II                            $  394,000

4(q)v      Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler
           Corporation, dated September 12, 1997.

4(r)v      Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated September 12, 1997.
           The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

           HOLDER                                                     SHARES
           ------------------------------------------------------  ------------
           Allied Investment Corporation                               258,944
           Allied Capital Corporation II                               272,572
           The Sinkler Corporation                                     114,200

4(s)v      Stock Purchase Warrant Subject to Call issued by the Company to Allied Capital Corporation, dated
           September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

           HOLDER                                                     SHARES
           ------------------------------------------------------  ------------
           Allied Investment Corporation                                68,024
           Allied Capital Corporation II                                71,604
           The Sinkler Corporation                                      30,000

4(t)v      First amendment to Investment Agreement between the Company and certain of its subsidiaries, and Allied
           Capital Corporation and certain of its affiliated Companies, dated September 12, 1997.

10(a)f     The Company product warranties

10(b)c     Pico (St. Kitts) Limited lease on Pond Pasture Industrial Estate, Basseterre, St. Christopher and Nevis.

10(c)d     Pico Macom, Inc. lease on approximately 60,000 square feet of building at 12500 Foothill Blvd., Lakeview
           Terraace, California.

10(d)g     Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Blvd., Lakeview Terrace, California.

10(e)e     Lease on office of Pico Macom Taiwan Co., Ltd.

10(f)g     Exclusive Manufacturing Agreement between Pico Macom, Inc. and Goodmind Industries, dated April 26,
           1989.

10(g)k     Amendment to Exclusive Manufacturing Agreement between Pico Macom, Inc. and Good Mind Industries (dated
           April 26, 1989)--amendment dated April 27, 1993

       See page 47 for Key to Index of Exhibits Incorporated by Reference

10(h)l     Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business Loans, Inc. dated May
           25, 1994

10(i)o     Employment Agreement between Pico Macom, Inc. and Norman Reinhardt, dated March 22, 1995.

10(j)o     Amendment to Exclusive Manufacturing/Marketing Agreement between Pico Macom, Inc. and Goodmind
           Industries (dated April 26, 1989)--amendment dated April 10, 1995.

10(k)p     Amendments to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business
           Loans, Inc. dated May 25, 1994--amendments dated April 27, 1995 and May 18, 1995.

10(l)p     Employment Agreement between Pico Products, Inc. and Everett T. Keech, dated September 22, 1995.

10(m)q     Amendment to Pico Macom, Inc. lease of building at 12500 Foothill Boulevard, Lakeview Terrace,
           California--amendment dated November 9, 1995.

10(n)r     Amendment No. 3 to the Loan and Security Agreement between Pico Macom, Inc. and Marine Midland Business
           Loans, Inc. dated May 25, 1994--amendment dated December 20, 1995.

10(o)s     Amendment No. 4 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans,
           Inc., as successor to Marine Midland Business Loans, Inc. (original agreement dated May 25,
           1994)--amendment dated November 25, 1996.

10(p)u     Employment Agreement between Pico Products, Inc. and Robert G. Cunningham, dated December 12, 1996.

10(q)x     Amendment No. 5 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC Business Loans,
           Inc., as successor to Marine Midland Business Loans, Inc. dated May 25, 1994--Amendment dated October
           31, 1997.

10(r)y     Employment agreement dated January 8, 1998 between the Company and Charles G. Emley, Jr.

10(s)      Amendments No. 6, 7, 8, and 9 to the Loan and Security Agreement between Pico Macom, Inc. and HSBC
           Business Loans, Inc., dated December 12, 1998, June 1, 1998, October 11, 1998 and November 13, 1998,
           respectively.

11.1       Computation of Per Share Earnings. Incorporated by reference to Financial Statement footnote A under
           Item 8 of Form 10-K.

22(a)      Subsidiaries of the Company are listed in the Table at the end of Item 1

24(a)      Independent Auditors' Consent

27         Financial Data Schedule (included only in the EDGAR filing).

       See page 47 for Key to Index of Exhibits Incorporated by Reference

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

o          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended April
           30, 1995 and incorporated by reference.

p          Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31,
           1995 and incorporated by reference.

q          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
           October 31, 1995 and incorporated by reference.

r          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
           January 31, 1996 and incorporated by reference.

s          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
           October 31, 1996 and incorporated by reference.

t          Previously filed by the Company as an amendment to the Company's definitive proxy statement dated December
           4, 1996 and incorporated by reference.

u          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
           January 31, 1997 and incorporated by reference.

v          Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year-ended July 31,
           1997 and incorporated by reference.

w          Previously filed by the Company as an exhibit to the Company's Form 8-K filed on September 18, 1998 and incorporated by reference.

x          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarterly ended
           October 31, 1997 and incorporated by reference.

y          Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended
           January 31, 1998 and incorporated by reference.

           Copies of all exhibits incorporated by reference are availableSchedule at no charge by written request to
           Assistant Corporate Secretary, Pico Products, Inc., 1250 Foothill Blvd., Lakeview Terrace, California 91342.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pico Products, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 1998

                                PICO PRODUCTS, INC.

                                By:          /s/ CHARLES G. EMLEY, JR.
                                     -----------------------------------------
                                               Charles G. Emley, Jr.
                                               CHAIRMAN OF THE BOARD
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                By:             /s/ E. JAMES SELZER
                                     -----------------------------------------
                                                  E. James Selzer
                                                  VICE PRESIDENT,
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pico Products, Inc. and in the capacities and on the dates indicated.

  /s/ CHARLES G. EMLEY, JR.
------------------------------  Chairman of the Board        November 11, 1998
    Charles G. Emley, Jr.

   /s/ E.B. LEISENRING, JR.
------------------------------  Director                     November 11, 1998
     E.B. Leisenring, Jr.

    /s/ WILLIAM W. MAURITZ
------------------------------  Director                     November 11, 1998
      William W. Mauritz

      /s/ WILLIAM PATTON
------------------------------  Director                     November 11, 1998
        William Patton

     /s/ PIERSON G. MAPES
------------------------------  Director                     November 11, 1998
       Pierson G. Mapes

                                   FORM 10-K
                            YEAR ENDED JULY 31, 1998
                                  NEW EXHIBITS

 EXHIBITS
-----------
      10(s)  Amendments No. 6, 7, 8, and 9 to the Loan and Security Agreement between Pico Macom, Inc. and
               HSBC Business Loans, Inc., dated December 12, 1998, June 1, 1998, October 11, 1998 and November
               13, 1998, respectively.

      11.1   Computation of Per Share Earnings. Incorporated by reference to financial statement footnote A under Item 8 of Form 10-K.

      24(a)  Independent Auditors' Consent.

        27   Financial Data Schedule (included only in the EDGAR filing).