Form 10-K/A
period 1998-07-31
PICO PRODUCTS INC
filed 1998-11-30
CIK 352994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

Index to Exhibits is at page 49.

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

    At July 31, 1998 the Company was in technical violation of certain terms and conditions. The Company's lenders have agreed at July 31, 1998 to waive compliance of these terms. Subsequent to July 31, 1998, the Company negotiated new terms, including several revised financial tests and covenants. The line of credit expires December 31, 1998 and shall be automatically renewed for successive monthly terms; provided, however, that either party may terminate the loan agreement upon written notice.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                                                        AGE      DIRECTOR SINCE                 POSITION
------------------------------------------------------      ---      ---------------  ------------------------------------
Charles G. Emley, Jr..................................          57           1993     Chairman of the Board and Chief
                                                                                      Executive Officer
E.B. Leisenring, Jr...................................          72           1994     Director
Pierson G. Mapes......................................          61           1996     Director
William W. Mauritz....................................          64           1992     Director
William S. Patton.....................................          63           1998     Director
E. James Selzer.......................................          34         --         Vice President, Finance and
                                                                                      Administration and Chief Financial
                                                                                      Officer
Michael T. Gavigan....................................          40         --         Controller

CERTAIN BIOGRAPHICAL AND OTHER INFORMATION REGARDING THE COMPANY'S DIRECTORS AND OFFICERS

    Charles G. Emley, Jr. has been the Chief Executive Officer and Chairman of the Board of the Company since July 1997. From March 1997 through July 1997, Mr. Emley served as Chief Operating Officer of the Company. Mr. Emley has also been a director of the Company since November 1993. In addition, since January 1996, Mr. Emley has been President of Emley & Co., LLC. Prior to this, Mr. Emley had been Managing Principal, World Wide Information Services, of Unisys Corporation from November 1993 to December 1995. Before that, Mr. Emley was a Vice President of IBM Consulting Group from November 1992 through October 1993 and a management consulting partner with Deloitte & Touche LLP from 1977 until November 1992.

    E.B. Leisenring, Jr. has been a director of the Company since November 1994. Mr. Leisenring served as Chairman of the Executive Committee of Westmoreland Coal Company from January 1992 to May 1995. Prior to that, Mr. Leisenring was Chairman of the Board and Chief Executive Officer of both Westmoreland Coal Company and Penn Virginia Corporation, serving as Chairman of the Board since 1978. Mr. Leisenring is also a director of Norfolk Southern Corporation and Chairman of the Philadelphia Contributionship Insurance Company.

    Pierson G. Mapes has been a director of the Company since June 1996. Mr. Mapes was President of the NBC Television Network ("NBC-TV") from 1982 until his retirement in 1994. In that role, he was responsible for NBC-TV's affiliate relations, advertising and sales. Prior to that, he was Vice President, Network Planning for NBC-TV. Mr. Mapes is a member of the International Radio and Television Society. Mr. Mapes is a trustee of Norwich University and a director of Elecgaonic Warfare Associates, Wolf and Cohen Insurance Company and The Ramapo Land Co. Inc.

    William W. Mauritz has been a director of the Company since June 1992. Mr. Mauritz has been Managing Director of William W. Mauritz & Associates, a management consulting firm, since November 1996, and prior to that, from September 1990 to June 1995. In the interim, Mr. Mauritz was a partner with DeSilva & Partners, Inc., from June 1995 to November 1996. From 1989 to September 1990, he served as Executive Vice President-Human Resources for the Bank of New England. From 1984 to 1989, he was Senior Vice President, Human Resources for McGraw-Hill, Inc.

    William S. Patton has been a director of the Company since February 1998. Mr. Patton is currently a limited partner with Arch Venture Partners and principal of PFT Investments and serves as a Director of SITE-OF-CARE SYSTEMS, Inc. From 1996 to 1997, he was the Chairman of Micro Optical Devices, Inc. From 1991 to December 1995, Mr. Patton held various senior management positions with Unisys Corporation, the most recent of which was Senior Vice President of the Corporation, President, U.S.

Division, Information Services and Systems Group. From 1984 to 1990, Mr. Patton was President and Chief Executive Officer of MAI Basic Four.

    E. James Selzer has been Vice President, Finance and Administration and Chief Financial Officer of the Company since January 1998. From May 1994 to January 1998, Mr. Selzer was employed by Jay Alix & Associates, a turnaround and management consulting firm. Prior to that, Mr. Selzer attended the University of Michigan from August 1992 to August 1994, where he obtained his MBA. In addition, from 1986 to 1992, Mr. Selzer held various positions with Ernst & Young, a public accounting firm.

    Michael T. Gavigan has been the Controller of the Company since January 1998. From April 1997 to January 1998 Mr. Gavigan, practiced individually as a Certified Public Accountant and CPA and management consultant. From December 1990 to March 1997, Mr. Gavigan was Vice President Sales Planning for the Walt Disney Company's Domestic Home Video division.

    There are no family relationships between any director or executive officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of the ownership and changes in the ownership of such securities with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and beneficial owners of more than ten percent of the Company's stock are required by SEC regulation to furnish the Company with copies of all such forms which they file.

    Based solely on the Company's review of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended July 31, 1998, all filing requirements applicable to its officers, directors and persons who own more than ten percent of the Common Stock were complied with, except the following: (i) with respect to one transaction, a Form 5 for Mr. Charles G. Emley, Jr., for the fiscal year ended July 31, 1997, was amended during the fiscal year ended July 31, 1998; (ii) with respect to one transaction, a Form 5 for the fiscal year ended July 31, 1998 was filed late by Mr. E.B. Leisenring, Jr.; (iii) with respect to one transaction, a Form 5 for the fiscal year ended July 31, 1998 was filed late by Mr. Pierson G. Mapes; and
(iv) with respect to one transaction, a Form 5 for the fiscal year ended July 31, 1998 was filed late by Mr. William W. Mauritz.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

    The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered during the last three fiscal years, to the Chief Executive Officer of the Company and to each of the Company's most highly compensated individuals who were serving as executive officers on July 31, 1998, or who had served as executive officers during the fiscal year ended July 31, 1998 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                          ANNUAL COMPENSATION            COMPENSATION
                                                 --------------------------------------  -------------
                                                                         OTHER ANNUAL    STOCK OPTION/      ALL OTHER
NAME AND PRINCIPAL POSITION        FISCAL YEAR    SALARY      BONUS    COMPENSATION (1)   SAR GRANTS    COMPENSATION (2)
--------------------------------  -------------  ---------  ---------  ----------------  -------------  -----------------
Charles G. Emley, Jr., (3)......         1998    $ 102,308  $  --         $  158,600(4)      200,000(5)     $   1,780
  Chairman and Chief                     1997       --         --             93,500(4)        2,000(6)        --
  Executive Officer                      1996       --         --             --               2,000(6)        --

Robert G. Cunningham (7)........         1998      120,226     --             --              10,000            2,993
  Former Senior Vice                     1997      120,769     20,000         --               5,000            2,519
  President, Sales and                   1996       11,475     --             --              20,000           --
  Marketing

Norman F. Reinhardt (8).........         1998      127,530     --             --              10,000            3,270
  Former Vice President,                 1997      120,385     --             --              --                3,368
  Technology and Product                 1996      105,769     --             --              28,250            2,596
  Development

--------------------------

(1) Does not include amounts for perquisites and other personal benefits, securities or property paid to any of the named executive officers, which arose primarily as a result of Company cars, car allowances and the use of memberships in private clubs, the value of which does not exceed the lesser of $50,000 or ten percent of the total of annual salary or other fixed compensation and bonus reported for such person.

(2) The amounts listed in this column represent contributions by the Company to the named executives' accounts established under the Company's 401(k) plan.

(3) Mr. Emley has been the Chief Executive Officer and Chairman of the Board of the Company since July 1997. From March 1997 through July 1997, Mr. Emley served as Chief Operating Officer of the Company.

(4) During the fiscal year ended July 31, 1997 and until December 31, 1997, Mr. Emley was compensated as an independent contractor and thus, his compensation is not considered salary. For the fiscal years ended July 31, 1997 and 1998, Mr. Emley was paid $93,500 and $158,600, respectively, for his consultant services. As of January 8, 1998, the Company and Mr. Emley are parties to an employment agreement. See "Executive Compensation-- Employment Agreements."

(5) These options were granted to Mr. Emley in connection with the execution of a certain employment agreement entered into between the Company and Mr. Emley dated as of January 8, 1998. Of these options, 118,000 are options to purchase shares of the Company's common stock, and 82,000 are "phantom stock" units. See "Executive Compensation--Employment Agreements."

(6) These options were granted to Mr. Emley in his capacity as a director of the Company, prior to his appointment as an executive officer of the Company.

(7) As of June 12, 1998, Mr. Cunningham is no longer employed by the Company.

(8) As of June 19, 1998, Mr. Reinhardt is no longer employed by the Company.

STOCK OPTIONS

    The following table sets forth grants of stock options made during the Company's fiscal year ended July 31, 1998, to each of the named executive officers of the Company:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                              POTENTIAL REALIZABLE
                                                                                                                VALUE AT ASSUMED
                                                            INDIVIDUAL GRANTS                                   ANNUAL RATES OF
                             -------------------------------------------------------------------------------      STOCK PRICE
                              NUMBER OF    % OF TOTAL OPTIONS/                                                  APPRECIATION FOR
                              OPTIONS/       SARS GRANTED TO                                                      OPTION TERM
                                SARS       EMPLOYEES IN FISCAL    EXERCISE/    MARKET PRICE ON   EXPIRATION   --------------------
NAME                           GRANTED            YEAR           BASE PRICE     DATE OF GRANT       DATE         5%         10%
---------------------------  -----------  ---------------------  -----------  -----------------  -----------  ---------  ---------
Charles G. Emley, Jr. (1)..     118,000                70%(5)     $    1.19       $    1.19       8/19/2007   $ 116,935  $ 260,085
Charles G. Emley, Jr. (2)..      82,000                63%(6)          1.06            1.06       1/15/2007      83,289    174,800
Robert G. Cunningham (3)...      10,000                 6%(5)          1.19            1.19       8/19/2007      21,159     44,959
Norman F. Reinhardt (4)....      10,000                 6%(5)          1.19            1.19       8/19/2007      21,159     44,959

--------------------------

(1) This row discloses options to purchase shares of the Common Stock of the Company, granted to Mr. Emley in connection with the execution of a certain employment agreement entered into between the Company and Mr. Emley dated as of January 8, 1998. See "Executive Compensation--Employment Agreements."

(2) This row discloses "phantom stock" units of the Company, granted to Mr. Emley in connection with the execution of a certain employment agreement entered into between the Company and Mr. Emley dated as of January 8, 1998. See "Executive Compensation--Employment Agreements."

(3) As of June 12, 1998, Mr. Cunningham is no longer employed by the Company.

(4) As of June 19, 1998, Mr. Reinhardt is no longer employed by the Company.

(5) Percentage of total options granted to employees in fiscal year.

(6) Percentage of total SAR's granted to employees in fiscal year.

EXERCISE OF OPTIONS

    The following table sets forth information regarding the exercise of stock options and the value of any unexercised stock options of each of the named executive officers of the Company during the fiscal year ended July 31, 1998:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                                            VALUE OF
                                                                                     NUMBER OF SECURITIES  UNEXERCISED
                                                                                                               IN-
                                                                                          UNDERLYING        THE-MONEY
                                                                                         UNEXERCISED       OPTIONS/SARS
                                                                                       OPTIONS/SARS AT      AT FISCAL
                                                                                       FISCAL YEAR END      YEAR END
                                                 SHARES ACQUIRED ON       VALUE      --------------------  -----------
NAME                                                  EXERCISE          REALIZED      VESTED    UNVESTED     VESTED
-----------------------------------------------  -------------------  -------------  ---------  ---------  -----------
Charles G. Emley, Jr. (1)......................          --                --            8,334    118,666      --
Charles G. Emley, Jr. (2)......................          --                --           --         82,000      --
Robert G. Cunningham...........................          --                --           --         --          --
Norman F. Reinhardt............................          --                --           --         --          --


NAME                                               UNVESTED
-----------------------------------------------  -------------
Charles G. Emley, Jr. (1)......................       --
Charles G. Emley, Jr. (2)......................       --
Robert G. Cunningham...........................       --
Norman F. Reinhardt............................       --

(1) This row discloses options to purchase shares of the Common Stock of the Company, granted to Mr. Emley in connection with the execution of a certain employment agreement entered into between the Company and Mr. Emley dated as of January 8, 1998. See "Executive Compensation--Employment Agreements."

(2) This row discloses "phantom stock" units of the Company, granted to Mr. Emley in connection with the execution of a certain employment agreement entered into between the Company and Mr. Emley dated as of January 8, 1998. See "Executive Compensation--Employment Agreements."

COMPENSATION OF DIRECTORS

    For the year ended July 31, 1998, outside directors received a fee of $12,000 per year (payable monthly) and an annual grant of options for 2,000 shares of Common Stock for their services as directors. Additionally, the chairmen of the Compensation and Audit Committees of the Board of Directors receive an additional $6,000 and $3,000 per year, respectively, (payable monthly) for their services in these positions.

EMPLOYMENT AGREEMENTS

    During the fiscal year ended July 31, 1998, Charles G. Emley, Jr. and the Company entered into a three-year employment agreement dated as of January 8, 1998. This employment agreement provides for a minimum base salary of $175,000, participation in the Company's incentive compensation plans, options to purchase 118,000 shares of Common Stock (which options were granted in August, 1997), 82,000 "phantom stock" units (which units were granted in January, 1998), and certain other benefits. In addition, the Company agreed to pay Mr. Emley $44,600 as reimbursement for the present value of certain pension benefits Mr. Emley lost as a result of accepting employment with the Company. This employment agreement provides that in the event of a change in control, Mr. Emley has the option, for Good Cause (as defined in the agreement to include, among other things, a reduction in status or compensation), to terminate the employment agreement and receive twice his annual salary plus one year of benefits as well as the automatic vesting of stock options and phantom stock units; provided that the total benefits not exceed an amount which would trigger the "golden parachute" excise tax (generally 2.99 times his base compensation). If the Company terminates the employment agreement with Mr. Emley, other than for Cause (as defined in the agreement), or due to Mr. Emley's death or disability, the Company will be obligated to pay Mr. Emley a sum equal to his annual base compensation and continuation of benefits for a period of one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of November 15, 1998, the number and percentage of shares of the Company's Common Stock (the Company's only outstanding class of capital stock) which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors and the nominees for directorship of the Company individually; (iii) the chief executive officer of the Company; (iv) each of the named executive officers (as that phrase is defined in the section entitled "Executive Compensation"); and (v) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                                                       SHARES OF
                                                                                     COMMON STOCK
                                                                                     BENEFICIALLY
                                                                                         OWNED         PERCENT OF
                                                                                         AS OF            CLASS
NAME AND ADDRESS                                                                   NOVEMBER 15, 1998  (APPROX.)(1)
---------------------------------------------------------------------------------  -----------------  -------------
Charles G. Emley, Jr. (2)........................................................         143,196             3.3%
c/o Pico Products, Inc.
12500 Foothill Blvd.
Lake View Terrace, California 91342

E.B. Leisenring, Jr. (3).........................................................          51,479             1.2%
One Tower Bridge, Suite 501
West Conshohocken, Pennsylvania 19428

Pierson G. Mapes (4).............................................................         236,389             5.4%
8 Sterlington Road
Pierson Lakes
Sloatsburg, New York 10974

William W. Mauritz (5)...........................................................          21,440           *
c/o William W. Mauritz & Assoc.
386 Park Avenue South
New York, NY 10016
William S. Patton                                                                               0               *
c/o Pico Products, Inc
12500 Foothill Boulevard
Lake View Terrace, California 91342

Robert G. Cunningham (6).........................................................               0           *
c\o Pico Products, Inc.
12500 Foothill Boulevard
Lake View Terrace, California 91342

Norman F. Reinhardt (7)..........................................................               0           *
c/o Pico Products, Inc.
12500 Foothill Boulevard
Lake View Terrace, California 91342

Allied Capital Corporation (8)...................................................       1,102,714            20.7%
One Maritime Plaza, Suite 1750
San Francisco, CA 94111

The Sinkler Corporation (9)......................................................         335,063             7.4%
c/o Montgomery, McCracken
Walker & Rhoads, LLP
Fidelity Building
123 South Broad Street
Philadelphia, PA 19109-1029

All directors and executive officers
as a group. (9 individuals)......................................................         617,324            13.3%

------------------------

*   Denotes less than one percent of class.

(1) The percent of class for any person or group who, as of November 15, 1998, beneficially owned any shares pursuant to options, warrants or other rights to purchase shares of the Company's Common Stock ("Rights") which are exercisable within 60 days of November 15, 1998, is calculated assuming all such Rights have been exercised in full and adding the number of shares subject to such Rights to the total number of shares issued and outstanding on November 15, 1998.

(2) Includes options for 5,000 shares of Common Stock granted by the Board of Directors; such options were not granted pursuant to or under any of the Company's option plans and are, therefore, non-qualified. Also, includes options for 24,645 and 19,635 shares of Common Stock granted under the 1992 and 1996 Incentive Stock Plans, respectively. Mr. Emley had the right to acquire beneficial ownership of the shares underlying these options within 60 days of November 15, 1998. Also includes currently exercisable warrants for 65,916 shares of Common Stock.

(3) Includes options for 5,340 and 660 shares of Common Stock granted under the 1992 and 1996 Incentive Stock Plans, respectively. Mr. Leisenring had the right to acquire beneficial ownership of the shares underlying these options within 60 days of November 15, 1998. Also includes 4,000 shares of Common Stock and currently exercisable warrants for 16,479 shares of Common Stock which Mr. Leisenring holds in a self directed profit sharing plan. Does not include: (a) 11,000 shares of Common Stock owned by a trust of which Mr. Leisenring's spouse is the sole beneficiary; (b) the shares owned by the Sinkler Corporation of which, Mr. Leisenring is a director. Mr. Leisenring disclaims beneficial ownership of such 11,000 shares of Common Stock.

(4) Includes options for 1,340 and 660 shares of Common Stock granted under the 1992 and 1996 Incentive Stock Plans, respectively. Mr. Mapes had the right to acquire beneficial ownership of the shares underlying these options within 60 days of November 15, 1998. Also includes 45,000 shares of Common Stock and currently exercisable warrants for 185,389 shares of Common Stock which Mr. Mapes holds in an Individual Retirement Account.

(5) Includes options for 5,340 and 660 shares of Common Stock granted under the 1992 and 1996 Incentive Stock Plans, respectively. Mr. Mauritz had the right to acquire beneficial ownership of the shares underlying these options within 60 days of November 15, 1998. Also includes currently exercisable warrants for 8,240 shares of Common Stock.

(6) As of June 12, 1998, Mr. Cunningham is no longer employed by the Company.

(7) As of June 19, 1998, Mr. Reinhardt is no longer employed by the Company.

(8) Includes currently exercisable warrants for 507,888 and 594,826 shares of Common Stock held by Allied Capital Corporation and Allied Investment Corporation, respectively.

(9) Includes currently exercisable warrants for 300,063 shares of Common Stock issued to The Sinkler Corporation.

(10) Such group includes E. James Selzer and Michael T. Gavigan, both of whom are executive officers of the Company, but neither of which are "named executive officers" for whom specific disclosure is required.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee of the Board of Directors consisted of William W. Mauritz (Chairman), David A. Heenan, and E.B. Leisenring, Jr. through January 16, 1998. Mr. Heenan's term as a director ended on such date, and Pierson G. Mapes was elected a member of the Compensation Committee to replace Mr. Heenan on March 17, 1998.

    On September 12, 1997, Allied Capital Corporation and certain affiliates ("Allied") purchased and committed to purchase a total of $1,485,000 principal amount of subordinated debt of the Company. As a condition to such financing, Allied requested that directors and officers of the Company participate with Allied in the financing and in Allied's purchase of the Company's Common Stock from an unrelated institution. Accordingly, at the closing of such financing, Charles G. Emley, Jr., Mr. Leisenring, Mr. Mapes, and Mr. Mauritz, and, subsequent to the closing of the financing, E. James Selzer, purchased from Allied: (i) Junior Subordinated Secured Debentures in the principal amount of $75,424, $18,856, $212,130, $9,428 and $188,560, respectively; (ii) 16,000, 4,000, 45,000, 2,000 and 40,000 shares of Common
Stock of the Company, respectively, at Allied's purchase price of $0.286 per share; and (iii) 13,713, 16,479, 185,389, 8,240 and 164,820 warrants to purchase shares of Common Stock of the Company, respectively, at an exercise price of $1.17 per share. During fiscal year ended July 31, 1998 the Company paid interest of $4,442, $1,110, $12,492, $555 and $6,392 to Messrs. Emley,
Leisenring, Mapes, Mauritz and Selzer, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See Item 12--Compensation committee Interlocks and Insider Participation.

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

       See page 53 for Key to Index of Exhibits Incorporated by Reference

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

       See page 53 for Key to Index of Exhibits Incorporated by Reference

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

       See page 53 for Key to Index of Exhibits Incorporated by Reference

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

       See page 53 for Key to Index of Exhibits Incorporated by Reference

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