Form 10-K/A
period 1998-07-31
PICO PRODUCTS INC
filed 1998-12-09
CIK 352994

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

    Pierson G. Mapes has been a director of the Company since June 1996. Mr. Mapes was President of the NBC Television Network ("NBC-TV") from 1982 until his retirement in 1994. In that role, he was responsible for NBC-TV's affiliate relations, advertising and sales. Prior to that, he was Vice President, Network Planning for NBC-TV. Mr. Mapes is a member of the International Radio and Television Society. Mr. Mapes is a trustee of Norwich University and a director of Electronic Warfare Associates, Wolf and Cohen Insurance Company and The Ramapo Land Co. Inc.

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

    Michael T. Gavigan has been the Controller of the Company since January 1998. From April 1997 to January 1998 Mr. Gavigan, practiced individually as a Certified Public Accountant and management consultant. From December 1990 to March 1997, Mr. Gavigan was Vice President Sales Planning for the Walt Disney Company's Domestic Home Video Division.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of November 15, 1998, the number and percentage of shares of the Company's Common Stock (the Company's only outstanding class of voting securities) which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors of the Company individually; (iii) the chief executive officer of the Company; (iv) each of the named executive officers (as that phrase is defined in the section entitled "Executive Compensation"); and (v) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

                                                                                       SHARES OF
                                                                                     COMMON STOCK
                                                                                     BENEFICIALLY
                                                                                         OWNED         PERCENT OF
                                                                                         AS OF            CLASS
NAME AND ADDRESS                                                                   NOVEMBER 15, 1998  (APPROX.)(1)
---------------------------------------------------------------------------------  -----------------  -------------
Charles G. Emley, Jr. (2)........................................................         143,196             3.3%
c/o Pico Products, Inc.
12500 Foothill Blvd.
Lake View Terrace, California 91342

E.B. Leisenring, Jr. (3).........................................................          51,479             1.2%
One Tower Bridge, Suite 501
West Conshohocken, Pennsylvania 19428

Pierson G. Mapes (4).............................................................         236,389             5.4%
9 Sterlington Road
Pierson Lakes
Sloatsburg, New York 10974

William W. Mauritz (5)...........................................................          21,440           *
c/o William W. Mauritz & Assoc.
386 Park Avenue South
New York, NY 10016

William S. Patton................................................................               0           *
c/o Pico Products, Inc
12500 Foothill Boulevard
Lake View Terrace, California 91342

Robert G. Cunningham (6).........................................................               0           *
c/o Pico Products, Inc.
12500 Foothill Boulevard
Lake View Terrace, California 91342

Norman F. Reinhardt (7)..........................................................               0           *
c/o Pico Products, Inc.
12500 Foothill Boulevard
Lake View Terrace, California 91342

Allied Capital Corporation (8)...................................................       1,102,714            20.7%
One Maritime Plaza, Suite 1750
San Francisco, CA 94111

The Sinkler Corporation (9)......................................................         335,063             7.4%
c/o Montgomery, McCracken
Walker & Rhoads, LLP
Fidelity Building
123 South Broad Street
Philadelphia, PA 19109-1029

All directors and executive officers
as a group. (9 individuals)(10)..................................................         617,324            13.3%

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

(3) Includes options for 5,340 and 660 shares of Common Stock granted under the 1992 and 1996 Incentive Stock Plans, respectively. Mr. Leisenring had the right to acquire beneficial ownership of the shares underlying these options within 60 days of November 15, 1998. Also includes 4,000 shares of Common Stock and currently exercisable warrants for 16,479 shares of Common Stock which Mr. Leisenring holds in a self directed profit sharing plan. Does not include: (a) 11,000 shares of Common Stock owned by a trust of which Mr. Leisenring's spouse is the sole beneficiary; and (b) the shares owned by The Sinkler Corporation of which, Mr. Leisenring is a director. Mr. Leisenring disclaims beneficial ownership of such 11,000 shares of Common Stock and the shares owned by The Sinkler Corporation.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee of the Board of Directors consisted of William W. Mauritz (Chairman), David A. Heenan, and E.B. Leisenring, Jr. through January 16, 1998. Mr. Heenan's term as a director ended on such date. Subsequently, on March 17, 1998, Pierson G. Mapes was elected a member of the Compensation Committee to replace Mr. Heenan.

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

    The Sinkler Corporation also owns all outstanding shares of the Company's Series A Preferred Stock and Series B Preferred Stock.

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

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PICO PRODUCTS, INC.

                                            (Registrant)

                                By:             /s/ E. JAMES SELZER
                                     -----------------------------------------
                                                  E. James Selzer
                                     VICE PRESIDENT, FINANCE AND ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER

Dated: December 9, 1998

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