Form 10-Q
period 1998-10-31
PICO PRODUCTS INC
filed 1998-12-15
CIK 352994

                                        +
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     October 31, 1998
                                       ------------------------
                                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from               to
                                         ---------        ---------

                         Commission File Number 1-8342
                                                ------

                              PICO PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                             15-0624701
------------------------------------                         -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                       91342
------------------------------------                         -------------------
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

                         YES   X                   NO
                              ----                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 10, 1998.

Common Stock, $0.01 par value                             4,215,913
-----------------------------                       -------------------
            Class                                    Number of Shares

                               PICO PRODUCTS, INC.

                                      INDEX

                                                            Page No.
                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         October 31, 1998 and July 31, 1998                   3-4

         Condensed Consolidated Statements
         of Income - Three Months
         Ended October 31, 1998 and 1997                       5

         Condensed Consolidated Statements
         of Cash Flows - Three Months
         Ended October 31, 1998 and 1997                       6

         Notes to Condensed Consolidated Financial
         Statements                                           7-12

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                           13-16

Item 3.  Qualitative and Quantitative Disclosure about
         Market Risk.                                         16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                    17

Item 2.  Changes in Securities                                17

Item 3.  Default on Senior Securities                         17

Item 4.  Submission of Matters to a Vote of Security
          Holders                                             17

Item 5.  Other Information                                    17

Item 6.  Exhibits and Reports on Form 8-K                    18-23

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PICO PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (Unaudited - in thousands except share and per share amounts)


                                                    October 31,     July 31,
                                                        1998          1998
                                                    ------------    ---------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                          $    46          $    93
  Accounts receivable (less allowance
    for doubtful accounts: October 31,1998,
    $139; July 31, 1998, $139)                         3,749            3,871
  Inventories (Note 2)                                 7,025           11,997
  Prepaid expenses and other current
    assets                                               175              161
                                                     -------          -------

         TOTAL CURRENT ASSETS                         10,995           16,122
                                                     -------          -------
PROPERTY, PLANT AND EQUIPMENT:
  Buildings                                               --              217
  Leasehold improvements                                 140              187
  Machinery and equipment                              1,772            2,420
                                                     -------          -------
                                                       1,912            2,824
  Less accumulated depreciation
    and amortization                                   1,261            1,914
                                                     -------          -------
                                                         651              910
                                                     -------          -------
OTHER ASSETS:
  Patents and licenses (less accumulated
    amortization: April 30, 1998, $77
    July 31, 1998, $75                                   145              147
  Excess of cost over net assets of
    businesses acquired (less accumulated
    amortization; October 31, 1998, $436
    July 31, 1998, $429)                                 145              152
  Deposits and other non-current assets                  471              625
                                                     -------          -------

                                                         761              924
                                                     -------          -------

                                                     $12,407          $17,956
                                                     -------          -------
                                                     -------          -------

            See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)
          (Unaudited - in thousands except share and per share amounts)


                                                      October 31,        July 31,
                                                         1998              1998
                                                      ----------         --------
LIABILITIES AND SHAREHOLDERS'DEFICIENCY

CURRENT LIABILITIES:
Notes payable (Notes 6&7)                             $  6,768           $  9,139
Current portion of long-term debt                        4,359              5,644
Accounts payable                                         2,252              3,614
Accrued expenses:
     Legal and accounting                                  188                364
     Payroll and payroll taxes                             290                491
     Other accrued expenses                              1,072                661
     Restructuring costs                                   228                269
                                                      --------           --------

     TOTAL CURRENT LIABILITIES                          15,157             20,182
LONG-TERM DEBT (Note 7)                                     74                115
COMMITMENTS AND CONTINGENCIES                                -                  -
       (Note 5)
REDEEMBABLE PREFERRED STOCK, $.01 par
 value; authorized 500,000 shares; issued
 and outstanding 1,250 shares at October 31,
 1998 and July 31, 1998                                  1,077              1,070
SHAREHOLDERS' DEFICIENCY:
 Common shares, $.01 par value; authorized
  15,000,000 shares issued and outstanding
  4,215,913 shares at October 31, 1998 and
  July 31, 1998                                             42                 42
  Additional paid-in capital                            22,952             22,992
 Stock subscriptions receivable                            (81)               (81)
 Accumulated deficit                                   (26,703)           (26,253)
 Cumulative translation adjustment                        (111)              (111)
                                                      --------           --------
TOTAL SHAREHOLDERS' DEFICIENCY                          (3,901)            (3,411)
                                                      --------           --------
                                                      $ 12,407           $ 17,956
                                                      --------           --------
                                                      --------           --------

            See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited - in thousands except share and per share amounts)


                                               Three Months Ended
                                                  October 31,
                                       ---------------------------------
                                             1998                 1997
                                       --------------        ------------
SALES                                  $     5,894           $     8,187
COSTS AND EXPENSES:
 Cost of sales                               4,442                 5,914
 Selling and administrative
  expenses                                   1,383                 1,804
                                       -----------           -----------
TOTAL COSTS AND
  EXPENSES                                   5,825                 7,718
                                       -----------           -----------
INCOME FROM
 OPERATIONS                                     69                   469
GAIN ON SALE                                    80                     -
INTEREST INCOME                                  2                     4
INTEREST EXPENSE                              (418)                 (469)
                                       -----------           -----------
INCOME(LOSS)BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                  (267)                    4
INCOME TAX PROVISION                             -                     -
                                       -----------           -----------
INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM AND DIVIDENDS
ON PREFERRED STOCK                            (267)                    4
EXTRAORDINARY ITEM -
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT                         151                     -
                                       -----------           -----------
NET INCOME (LOSS)                             (418)                    4
DIVIDENDS ON PREFERRED STOCK                    32                    33
                                       -----------           -----------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCK                         $      (450)          $       (29)
                                       -----------           -----------
                                       -----------           -----------
BASIC AND DILUTED
 NET INCOME (LOSS) PER COMMON
 SHARE:
 NET LOSS BEFORE
 EXTRAORDINARY ITEM                    $      (.06)             $      -
 EXTRAORDINARY LOSS                           (.04)                    -
                                       -----------           -----------
 NET INCOME (LOSS)                            (.10)                    -
DIVIDENDS ON PREFERRED STOCK           $      (.01)          $      (.01)
                                       -----------           -----------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                      $      (.11)          $      (.01)
                                       -----------           -----------
                                       -----------           -----------
  SHARES USED IN PER SHARE
   CALCULATIONS                          4,215,913             4,185,913
                                       -----------           -----------
                                       -----------           -----------

            See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited in thousands except share amounts)


                                                          Three Months Ended
                                                              October 31,
                                                      ---------------------------
                                                         1998              1997
                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)before Extraordinary Item
    and Preferred Dividends                           $  (267)          $     4

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:

    Depreciation and amortization                         108                99
    Gain on Sale                                          (80)                -
    Changes in operating assets
      and liabilities                                    (592)              (45)
                                                      -------           -------

NET CASH USED IN
  OPERATING ACTIVITIES                                   (831)             (148)
                                                      -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      -               (32)
  Sale of Assets                                        4,571
                                                      -------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                                   4,571               (32)
                                                      -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under a
         line of credit agreement                      (2,371)           (1,118)
  Issuance of long-term debt                                -               985
  Issuance of preferred stock                               -               165
  Private placement financing costs                         -              (116)
  Retirement of warrants                                  (40)                -
  Principal payments on long-term debt                 (1,376)              (35)
                                                      -------           -------
NET CASH (USED) PROVIDED BY FINANCING
  ACTIVITIES                                           (3,787)             (120)
                                                      -------           -------
NET (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    (47)               (3)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      93                22
                                                      -------           -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $    46           $    19
                                                      -------           -------
                                                      -------           -------

            See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited in thousands except share amounts)

(1) GENERAL

Pico Products, Inc. and its subsidiaries (the "Company") design, manufacture and distribute products and systems for the pay TV and cable TV industry (CATV), broadband communications and other signal distribution markets. These other distribution markets include "private" cable TV systems such as those found in hotels, schools, hospitals and large apartment complexes. Private cable systems are referred to in the industry as master antenna (MATV) or satellite master antenna (SMATV) systems. These systems receive satellite and "off-air" (or broadcast) signals at a single source known as the "headend." The signals are processed and then distributed by coaxial or fiber optic cable to the consumer. Also included in other signal distribution markets are wireless cable or MMDS (multichannel multipoint distribution systems) and business-to-business or direct-to-home (DTH) communications by satellite. The Company also sells pay TV security products and home satellite market products.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of October 31, 1998, and the results of its operations and its cash flows for the three-month periods ended October 31, 1998 and 1997. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and negative cash flows.

At October 31, 1998 the Company was in technical violation of several of the financial covenants related to both its senior and subordinated debt. These factors among others may indicate that the Company will be unable to continue as a going concern. As a result, the Company has reclassified $4,215 and $5,478 representing the subordinated long-term debt, as a current liability at October 31, 1998 and July 31, 1998, respectively. The subordinated lenders, however, have not requested payment or any acceleration of payment of the subordinated debentures in connection with these technical violations of these financial covenants. See Note 8 for a discussion of the repayment of the subordinated debentures in connection with the sale of the trap and filter manufacturing operation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission

(SEC). The preparation of interim financial statements in conformity with GAAP, as modified by SEC rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

The results of operations for the interim periods shown in this Report are not necessarily indicative of the results to be expected for the fiscal year.



(2) INVENTORIES

The composition of inventories was as follows:


                        October 31,       July 31,
                           1998             1998
                        -----------       --------
Raw materials            $ 1,607          $ 4,280
Work in process               35              761
Finished goods             5,383            6,956
                         -------          -------

                         $ 7,025          $11,997
                         -------          -------
                         -------          -------

(3) INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended October 31, 1998 and 1997 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions.

(4) EARNING PER SHARE

Due to a Net Loss Attributable to Common Stock, shares issuable upon exercise of stock options and warrants have not been included in the calculation of Diluted Loss per Share. The Company has used the weighted average shares outstanding of 4,215,913 and 4,185,913 at October 31, 1998 and 1997, respectively. In addition, the Company had 2,025,678 shares issuable upon the exercise of outstanding stock options and warrants at prices ranging from $.60 to $3.19 at October 31, 1998.

(5) LITIGATION AND CONTINGENCIES

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

(6) NOTES PAYABLE AND LONG-TERM DEBT

The terms of the Company's senior debt facility were recently revised in connection with the sale of the Company's trap and filter manufacturing business. As revised the loan agreement provides for a $8,000 revolving bank line of credit which is secured by substantially all of the Company's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9.25% at October 31, 1998).

The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. These recent revisions lowered the advance rate for inventory from 63% to 50% and reduced the total amount of the line supported by inventory from $5,500 to $4,000. These recent revisions in the senior debt availability formulas have adversely affected the Company's ability to purchase inventory, which has resulted, and can be expected to continue in the near future to result in, reduced sales. The credit facility is subject to certain financial tests and covenants continuing through the term of the agreement. The line of credit is subject to review and renewal on December 31, 1998 and renews automatically for successive monthly terms; provided, however, that either party may terminate the loan agreement upon written notice.

The Company had approximately $6,768 outstanding under the senior facility and the Company's borrowings exceeded its calculated borrowing base by $290 on October 31, 1998.

At October 31,1998 the Company was in violation of several of the financial covenants under its senior and subordinated debt, including covenants with respect to quarterly sales and earnings.

Due to the uncertainty related to the achieving continuing compliance and that no waivers have been obtained from either its senior or subordinated lender the Company has classified $4,215 as a current liability. However, the holders of the subordinated debt have not requested payment or any acceleration of payment of the subordinated debentures due to the failure to meet the various financial tests and covenants.

See Note 8 for a discussion of the repayment of $1,390 principal amount of the 12% subordinated debt in connection with the sale of the trap and filter manufacturing operation.

In addition the senior lender has notified the Company and the subordinated lenders that the payment to the subordinated lenders of a portion of the proceeds from the sale of the Company's trap and filter manufacturing business breached the Surbordination Agreement among the senior lender, the subordinated lenders and the Company. The Company does not believe it is in violation of the subordinated loan agreement having relied upon discussions with the senior lender in which the Company had disclosed the proposed disposition of the proceeds from the sale of the trap and filter manufacturing operation.

The senior lender has notified the Company and the subordinated lender that it has exercised its rights under the Subordination Agreement to prohibit the Company from making any further payments of interest or principal to the holders of the subordinated debt for a period of 120 days. The senior lender has also demanded repayment by the subordinated lenders of the prepayment of principal.


(7) SALE OF TRAP AND FILTER MANUFACTURING OPERATION

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

Management expects to continue this business at a comparable level of sales and profitability. In connection with the five-year distribution arrangement, the Company issued a irrevocable purchase order to purchase $4,000 of inventory over two years, of which approximately $3,400 remains to be purchased at October 31, 1998.

The Company received gross proceeds of $5,200 and, after the deduction of the net book value of the inventory and fixed assets sold, the Company recorded a gain $606. Due to certain contingencies related to the transfer of the operation to the acquirer and the commitment to purchase $4,000 of finished trap and filter inventory the Company has deferred $526 of the total gain, which is included in Other Accrued Liabilities. This deferred gain will be realized as the Company fulfills its purchase commitment and resolves the remaining contingencies related to the sale.

Subsequent to October 31, 1998 the Company completed the sale of its St. Kitts building and in a related transaction settled a lawsuit related to the sale of the trap and filter business. The Company will receive gross proceeds of $400. The building's net book value of $70 has been reclassified as Other Current Assets at October 31, 1998.

(8) EXTINGUISHMENT OF DEBT

In September 1998 the Company repaid $1,390 to its subordinated lender in connection with the subordinated lender agreeing to the release of its security interest in assets related to the trap and filter manufacturing operation. The subordinated lender also agreed to return 265,539 warrants to purchase common stock which had been issued in connection with this debt. The Company has estimated the fair value of these warrants to be $40.

In connection with this transaction the Company has recorded as an Extraordinary Item, a Loss on Extinguishment of Debt of $151. This loss represents the write off of the unamortized portion of deferred loan costs and debt discount, less the amount paid to retire the warrants.

(9) NEW ACCOUNTING PRONOUNCEMENT

In conformity with generally accepted accounting principles the Company has adopted Statement of Financial Accounting Standards No. 131 "Reporting Comprehensive Income." Comprehensive Net Income (Loss) was the same as the Net Income (Loss) for both the three months ended October 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three-month period ended October 31, 1998 with the three-month period ended October 31, 1997, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS

Sales (in thousands):
                                     1998         1997        %Decrease
                                 -----------   -----------   -----------
Three Months Ended October 31    $    5,894    $   8,187       (28.0%)

The decrease for the three-months ended January 31, 1998 as compared to the same period in 1997 is a result of continuing shortages of select inventory items in the U.S. distribution market, lower sales in South America due to economic and competitive pressures, and a decrease in proprietary sales. Difficulties in obtaining adequate credit resulted in the inability to purchase inventory which contributed to product shortages and adversely impacted sales.

Cost of Sales (in thousands):                                        % Increase
                                         1998           1997         (Decrease)
                                       --------      ---------      ------------
Three Months Ended October 31          $ 4,442        $ 5,913          (24.9%)
   As a percentage of sales              75.4%          72.2%            4.4%


The dollar decrease in cost of sales was primarily attributable to the decrease in sales volume. Cost of sales, as a percentage of sales, increased slightly due to lower overall volume and an unfavorable, as compared to prior period, product mix shift to lower margin product.

Selling and Administration
Expenses (in thousands)                                           % Increase
                                         1998           1997      (Decrease)
                                       --------       ---------  ------------
Three Months Ended October 31          $ 1,383        $ 1,804      (23.3%)
   As a percentage of sales              23.5%          22.0%        6.8%

The decrease in selling and administration costs from 1997 to 1998 is a result of cost control efforts, including headcount reductions begun in fiscal 1997.

Interest expense (in thousands):
                                         1998           1997      %Decrease
                                       --------       ---------  -----------
Quarter Ended October 31               $   418        $   469        10.9%

The decrease in interest expense is due to a decrease in average borrowing under the Company's bank line of credit and the repayment, in connection with the sale of the trap and filter manufacturing operation of senior and subordinated debt in September 1998.

Gain on Sale:

The Company recorded a Gain on Sale of $80 related to the sale of the trap and filter manufacturing operation. The trap and filter manufacturing operation consisted of machinery and equipment, inventory, manufacturing processes, and product design. The Company will continue to market and sell traps and filters through a five-year distribution arrangement with the acquirer. In connection with the sale, the Company has deferred $526 of the gain related to certain contingencies related to the transfer of the operation to the acquirer and the commitment to purchase $4,000 of inventory over two years.

Income Taxes:

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended October 31, 1998 and 1997 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

Summary:

A return to profitability is contingent upon a resurgence of demand for the Company's product coupled with adequate working capital financing to support its inventory requirements.

LIQUIDITY AND CAPITAL RESOURCES

The terms of the Company's senior debt facility were recently revised in connection with the sale of the Company's trap and filter manufacturing business. See Note 6 to Notes to Condensed Consolidated Financial Statements. As revised the loan agreement provides for a $8,000 revolving bank line of credit which is secured by substantially all of the Company's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9.25% at October 31, 1998).

The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. These recent revisions lowered the advance rate for inventory from 63% to 50% and reduced the total amount of the line supported by inventory from $5,500 to $4,000. These recent revisions in the senior debt availability formulas have adversely affected the Company's ability to purchase inventory, which has resulted, and can be expected to continue in the near future to result in, reduced sales. The credit facility is subject to certain financial tests and covenants continuing through the term of the agreement. The line of credit is subject to review and renewal on December 31, 1998 and renews automatically for successive monthly terms; provided, however, that either party may terminate the loan agreement upon written notice.

The Company had approximately $6,768 outstanding under the senior facility and the Company's borrowings exceeded its calculated borrowing base by $290 on October 31, 1998.

At October 31,1998 the Company was in violation of several of the financial covenants under its senior and subordinated debt, including covenants with respect to quarterly sales and earnings.

In addition the senior lender has notified the Company and the subordinated lenders that the payment to the subordinated lenders of a portion of the proceeds from the sale of the Company's trap and filter manufacturing business breached the Surbordination Agreement among the senior lender, the subordinated lenders and the Company. (See Note 6 to Notes to Condensed Consolidated Financial Statements.) The Company does not believe it is in violation of the subordinated loan agreement having relied upon discussions with the senior lender in which the Company had disclosed the proposed disposition of the proceeds from the sale of the trap and filter manufacturing operation.

The senior lender has notified the Company and the subordinated lender that it has exercised its rights under the Subordination Agreement to prohibit the Company from making any further payments of interest or principal to the holders of the subordinated debt for a period of 120 days. The senior lender has also demanded repayment by the subordinated lenders of the prepayment of principal.

The senior lender continues to provide financing under the senior debt facility and has indicated its desire to discuss this matter with the Company and the subordinated lenders. The Company is unable to predict the outcome of such discussions. Continuation of the senior debt facility is critical to the day-to-day operations of the Company. In the event that the senior lender were to terminate the senior facility, the Company would be forced immediately to seek alternative financing, which might not be available on acceptable terms, or to seek a merger partner or sale of the Company. The Company is also considering the engagement of an investment banking firm to advise it with respect to possible merger or sale of the Company and other possible restructurings in this event.

In addition to obtaining increased liquidity, profitability of operations is subject to various uncertainties including general economic conditions and the actions of actual or potential competitors and customers. The Company's future depends on the growth of the cable TV market in the United States and internationally. In the United States, a number of factors could affect the future profitability of the Company, including changes in the regulatory climate for cable TV, changes in the competitive structure of the cable and telecommunications industries or changes in the technology base of the industry. Internationally, the Company's profitability depends on its ability to penetrate new markets in the face of competition from other United States and foreign companies.

YEAR 2000

The Company has developed a plan to address the possible exposure related to the impact on its computer systems of the Year 2000. Key financial information and operational and product systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations, or cash flow. In addition, the Company will be communicating with others with whom it does significant business, including but not limited to its suppliers, key customers and lenders, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company. The risk of Year 2000 issues is mitigated by the fact that the Company does not significantly rely upon any one major supplier or customer and that its products do not contain date-sensitive computer software or hardware.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Incorporated by reference from financial statement footnote number 5 of
         Part I.

ITEM 2   CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT ON SENIOR SECURITIES

         Incorporated by reference from financial statement footnote number 6 of
         Part I.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   (Note - A Key To Index of Exhibits Incorporated By Reference
                  is provided at the end of this Item 6.)

         2(a)e    Asset Purchase Agreement, dated as of September 3,1998 between
                  Pico Products, Inc., a New York Corporation and Thomas & Betts
                  Corporation.

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

         4(i)i Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital
                  Corporation, dated November 21, 1996. The Company has issued subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:


                               Holder                                 Amount
                  -------------------------------                   ----------
                  Allied Investment Corporation                     $2,300,000
                  Allied Investment Corporation II                  $1,450,000
                  Allied Capital Corporation II                     $  550,000

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

         4(p)k Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital
                  Corporation, dated September 12, 1997. The Company has issued junior subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                              Holder                                 Amount
                  --------------------------------                -------------
                  Allied Investment Corporation                     $374,300
                  Allied Capital Corporation II                     $394,000

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

         4(r)k    Stock Purchase Warrant issued by the Company to Allied Capital
                  Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                                   Holder                            Shares
                  ----------------------------------               ----------
                  Allied Investment Corporation                     258,944
                  Allied Capital Corporation II                     272,572
                  The Sinkler Corporation                           114,200

         4(s)k    Stock Purchase Warrant -- Subject to Call issued by the
                  Company to Allied Capital Corporation, dated September 12,
                  1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                                   Holder                            Shares
                  ----------------------------------               ----------
                  Allied Investment Corporation                      68,024
                  Allied Capital Corporation II                      71,604
                  The Sinkler Corporation                            30,000

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

         10(r)f Employment agreement dated January 8, 1998 between the Company and Charles G. Emley, Jr.

         10(s)m   Amendments No 6, 7, 8, and 9 to the Loan and Security
                  Agreement between Pico Macom, Inc. and HSBC Business Loans,
                  Inc., dated December 12, 1997, June 1, 1998, October 11, 1998 and November 13, 1998, respectively.

         11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote Number 4 of Part 1

         27       Financial Data Schedule (included only in the EDGAR filing).

         (b)      Reports on Form 8-K:
                  None.

KEY TO INDEX OF EXHIBITS INCORPORATED BY REFERENCE
a Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 2-77439 and incorporated by reference.
b Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-18, File No. 2-72318 and incorporated by reference.
c Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1988 and incorporated by reference.
d Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1993 and incorporated by reference.
e Previously filed by the Company as an exhibit to the Company's Form 8-K filed on September 18, 1998 and incorporated by reference.
f Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1998 and incorporated by reference.
g Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1994 and incorporated by reference.
h Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended January 31, 1996 and incorporated by reference.
i Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1996 and incorporated by reference.
j Previously filed as an appendix to the Company's definitive proxy statement dated December 4, 1996 and incorporated by reference.
k Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1997 and incorporated by reference. l Previously filed by the Company as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 31, 1997 and incorporated by reference.
m Previously filed by the Company as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1998.

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

                                            PICO PRODUCTS, INC.



DATE:  December 15, 1998                    /s/ E. James Selzer
                                            ------------------------------------
                                            Chief Financial Officer



DATE:  December 15, 1998                    /s/Charles G. Emley, Jr.
                                            ------------------------------------
                                            Chairman and Chief Executive
                                            Officer

                             INDEX TO EXHIBITS FILED


11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote number 4 of Part 1.

27       Financial Data Schedule (included only in the EDGAR filing).