Form 10-Q
period 1999-01-31
PICO PRODUCTS INC
filed 1999-03-22
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     January 31, 1999
                                      ------------------------

                                OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                                      -----------    -----------

                          Commission File Number 1-8342
                                                 ------

                               PICO PRODUCTS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      15-0624701
----------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                   91342
-----------------------------------------------------      -------------
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

                           YES  X    NO
                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 17, 1999.

Common Stock, $0.01 par value                             4,215,913
-----------------------------                        ------------------------
            Class                                      Number of Shares

                               PICO PRODUCTS, INC.

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  January 31, 1999 and July 31, 1998                      3-4

                  Condensed Consolidated Statements
                  of Income - Three and Six Months
                  Ended January 31, 1999 and 1998                           5

                  Condensed Consolidated Statements
                  of Cash Flows - Six Months
                  Ended January 31, 1999 and 1998                           6

                  Notes to Condensed Consolidated Financial
                  Statements                                             7-12

Item 2.           Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                             13-16

Item 3.           Qualitative and Quantitative Disclosure
                  About Market Risk                                        16

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                        17

Item 2.           Changes in Securities                                    17

Item 3.           Default on Senior Securities                             17

Item 4.           Submission of Matters to a Vote of Security
                    Holders                                                17

Item 5.           Other Information                                        17

Item 6.           Exhibits and Reports on Form 8-K                      18-23

                         PART I -- FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                     PICO PRODUCTS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           -------------------------------------
              (Unaudited - in thousands except share and per share amounts)

                                                          January 31,    July 31,
                                                             1999          1998
                                                          -----------    --------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                 $    23      $    93
  Accounts receivable (less allowance
    for doubtful accounts: January 31, 1999,
    $141; July 31, 1998, $139)                                3,936        3,871
  Inventories (Note 2)                                        6,891       11,997
  Prepaid expenses and other current
    assets                                                      127          161
                                                            -------      -------

         TOTAL CURRENT ASSETS                                10,977       16,122
                                                            -------      -------
PROPERTY, PLANT AND EQUIPMENT:
  Buildings                                                    --            217
  Leasehold improvements                                        140          187
  Machinery and equipment                                     1,775        2,420
                                                            -------      -------
                                                              1,915        2,824
  Less accumulated depreciation
    and amortization                                          1,315        1,914
                                                            -------      -------
                                                                600          910
                                                            -------      -------
OTHER ASSETS:
  Patents and licenses (less accumulated
    amortization: January 31, 1999, $76
    July 31, 1998, $75                                          144          147
  Excess of cost over net assets of
    businesses acquired (less accumulated
    amortization; January 31, 1999, $440
    July 31, 1998, $429)                                        138          152
  Deposits and other non-current assets                         456          625
                                                            -------      -------

                                                                738          924
                                                            -------      -------

                                                            $12,315      $17,956
                                                            -------      -------
                                                            -------      -------


            See notes to condensed consolidated financial statements.

                                        PICO PRODUCTS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               -------------------------------------
                                            (continued)
                   (Unaudited - in thousands except share and per share amounts)


                                                      January 31,           July 31,
                                                         1999                  1998
                                                    -------------         ----------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:

Notes payable (Notes 6 & 7)                         $  6,180              $  9,139
Current portion of long-term debt                      4,381                 5,644
Accounts payable                                       3,345                 3,614
Accrued expenses:
         Legal and accounting                            195                   364
         Payroll and payroll taxes                       331                   491
         Other accrued expenses                          774                   661
         Restructuring costs                             220                   269
                                                    --------              --------

         TOTAL CURRENT LIABILITIES                    15,426                20,182

LONG-TERM DEBT (Note 7)                                   44                   115

COMMITMENTS AND CONTINGENCIES                             --                    --
       (Note 5)

REDEEMABLE PREFERRED STOCK, $.01 par value;
 authorized 500,000 shares; issued
 and outstanding 1,250 shares at January 31,
 1999 and July 31, 1998                                1,083                 1,070

SHAREHOLDERS' DEFICIENCY:

 Common shares, $.01 par value; authorized
  15,000,000 shares issued and outstanding
  4,215,913 shares at January 31, 1999 and
  July 31, 1998                                           42                    42
  Additional paid-in capital                          22,952                22,992
 Stock subscriptions receivable                          (81)                  (81)
 Accumulated deficit                                 (27,044)              (26,253)
 Cumulative translation adjustment                      (107)                 (111)
                                                    --------              --------
TOTAL SHAREHOLDERS' DEFICIENCY                        (4,238)               (3,411)
                                                    --------              --------
                                                    $ 12,315              $ 17,956
                                                    --------              --------
                                                    --------              --------

               See notes to condensed consolidated financial statements.

                                     PICO PRODUCTS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      -----------------------------------------------
              (Unaudited - in thousands except share and per share amounts)

                                             Three Months Ended             Six Months Ended
                                                 January 31,                   January 31,
                                       ----------------------------  --------------------------
                                           1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------
SALES                                  $     5,183    $     6,461         11,077         14,648
COSTS AND EXPENSES:
 Cost of sales                               3,873          4,691          8,315         10,605
 Selling and administrative
  expenses                                   1,443          1,525          2,838          3,330
                                       -----------    -----------    -----------    -----------
TOTAL COSTS AND
  EXPENSES                                   5,316          6,216         11,153         13,935
                                       -----------    -----------    -----------    -----------
INCOME FROM
 OPERATIONS                                   (133)           245            (76)           713

GAIN ON SALE                                   177           --              267

INTEREST INCOME                                  3              4              6              8

INTEREST EXPENSE                              (353)          (468)          (771)          (937)
                                       -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                  (306)          (219)          (574)          (216)

INCOME TAX PROVISION                          --             --             --             --
                                       -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM AND DIVIDENDS
ON PREFERRED STOCK                            (306)          (219)          (574)          (216)
EXTRAORDINARY ITEM -
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT                        --             --             (151)          --
                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS)                             (306)          (219)          (725)          (216)

DIVIDENDS ON PREFERRED STOCK                   (34)           (35)           (66)           (68)
                                       -----------    -----------    -----------    -----------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCK                         $      (340)   $      (254)          (791)          (284)
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------
BASIC AND DILUTED
 NET INCOME (LOSS) PER COMMON SHARE:
 NET LOSS BEFORE
 EXTRAORDINARY ITEM                    $      (.07)   $      (.05)   $      (.14)   $      (.05)

 EXTRAORDINARY LOSS                           --             --             (.03)          --
                                       -----------    -----------    -----------    -----------
 NET INCOME (LOSS)                            (.07)          (.05)          (.17)          (.05)
DIVIDENDS ON PREFERRED STOCK           $      (.01)   $      (.01)          (.02)          (.02)
                                       -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                      $      (.08)   $      (.06)   $      (.19)   $      (.07)
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------
  SHARES USED IN PER SHARE
   CALCULATIONS                          4,215,913      4,185,913      4,215,913      4,185,913
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

               See notes to condensed consolidated financial statements.

                                PICO PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                  (Unaudited in thousands except share amounts)

                                                                            Six Months Ended
                                                                               January 31,
                                                                          --------------------
                                                                            1999        1998
                                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before Extraordinary Item
         and Preferred Dividends                                          $  (574)   $  (216)

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation and amortization                                        193        239
         Gain on Sale                                                        (267)      --
         Changes in operating assets
           and liabilities                                                    240       (665)
                                                                          -------    -------


NET CASH USED IN
  OPERATING ACTIVITIES                                                       (408)      (642)
                                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       --          (31)

  Sale of Assets                                                            4,758
                                                                          -------    -------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                                                       4,758        (31)
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under a
         line of credit agreement                                          (2,959)      (163)
  Issuance of long-term debt                                                 --          985
  Issuance of preferred stock                                                --          165
  Private placement financing costs                                          --         (116)
  Retirement of warrants                                                      (40)      --
  Principal payments on long-term debt                                     (1,421)      (150)
                                                                          -------    -------
NET CASH (USED) PROVIDED BY FINANCING
  ACTIVITIES                                                               (4,420)       721
                                                                          -------    -------
NET (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                        (70)        49

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          93         22
                                                                          -------    -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                           $    23    $    71
                                                                          -------    -------
                                                                          -------    -------


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

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of January 31, 1999, and the results of its operations and its cash flows for the three and six-month periods ended January 31, 1999 and 1998. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and negative cash flows.

At January 31, 1999 the Company was in technical violation of several of the financial covenants related to both its senior and subordinated debt. These factors among others may indicate that the Company will be unable to continue as a going concern. As a result, the Company has reclassified $4,245,000 and $5,478,000 representing the subordinated long-term debt, as a current liability at January 31, 1999 and July 31, 1998, respectively. The subordinated lenders, however, have not requested payment or any acceleration of payment of the subordinated debentures in connection with these technical violations of these financial covenants. See Note 8 for a discussion of the repayment of the subordinated debentures in connection with the sale of the trap and filter manufacturing operation.

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

(2)   INVENTORIES

The composition of inventories was as follows:

                                       January 31,    July 31,
                                          1999          1998
                                       -----------   ---------
                                            (in thousands)
Raw materials                           $ 1,495       $ 4,280
Work in process                             112           761
Finished goods                            5,284         6,956
                                        -------       -------

                                        $ 6,891       $11,997
                                        -------       -------
                                        -------       -------

(3)   INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and six-month periods ended January 31, 1999 and 1998 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions.

(4)   EARNING PER SHARE

Due to a Net Loss Attributable to Common Stock, shares issuable upon exercise of stock options and warrants have not been included in the calculation of Diluted Loss per Share. The Company has used the weighted average shares outstanding of 4,215,913 and 4,185,913 at January 31, 1999 and 1998,
respectively. In addition, the Company had 2,020,678 shares issuable upon the exercise of outstanding stock options and warrants at prices ranging from $.60 to $3.19 at January 31, 1999.

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

(6)   NOTES PAYABLE AND LONG-TERM DEBT

The terms of the Company's senior debt facility were recently revised in connection with the sale of the Company's trap and filter manufacturing business. As revised the loan agreement provides for a $8,000,000 revolving bank line of credit which is secured by substantially all of the Company's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9.25% at January 31, 1999).

The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,000,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. These recent revisions lowered the advance rate for inventory from 63% to 50% and reduced the total amount of the line supported by inventory from $5,500,000 to $4,000,000. These recent revisions in the senior debt availability formulas have adversely affected the Company's ability to purchase inventory, which has resulted, and can be expected to continue in the near future to result in, reduced sales. The credit facility is subject to certain financial tests and covenants continuing through the term of the agreement.

The senior lender notified the Company that it had terminated its credit facility, effective December 31, 1998. The Company's senior lender has continued to advance funds in accordance with the facilities advance rates. However, there can be no assurance that the senior lender will continue to advance funds. Continuation of the senior debt facility is critical to the day-to-day operations of the Company. In the event the senior lender did not continue to advance funds, the Company would need to find alternate sources of financing. It is highly unlikely that the Company could obtain financing at acceptable terms and conditions and consequently would have to consider filing for protection under Chapter 11 of the Bankruptcy code. The Company has retained an investment banking firm to advise it with respect to the exploration of strategic alternatives that could lead to the possible sale or merger of the Company. Such a sale or merger might be consummated under Chapter 11 of the Bankruptcy code. However, the Company has not determined a course of action and may ultimately decide to remain independent.

The Company had approximately $6,180,000 outstanding under the senior facility and the Company's had $89,000 of availability under its line of credit on January 31, 1999.

At January 31, 1998 the Company was in violation of several of the financial covenants under its senior and subordinated debt, including covenants with respect to quarterly sales and earnings.

Due to the uncertainty related to the achieving continuing compliance and that no waivers have been obtained from either its senior or subordinated lender the Company has classified $4,245,000 as a current liability. However, the holders of the subordinated debt have not requested payment or any acceleration of payment of the subordinated debentures due to the failure to meet the various financial tests and covenants.

See Note 8 for a discussion of the repayment of $1,390,000 principal amount of the 12% subordinated debt in connection with the sale of the trap and filter manufacturing operation.

In addition the senior lender has notified the Company and the subordinated lenders that the payment to the subordinated lenders of a portion of the proceeds from the sale of the Company's trap and filter manufacturing business breached the Subordination Agreement among the senior lender, the subordinated lenders and the Company. The Company does not believe it is in violation of the subordinated loan agreement having relied upon discussions with the senior lender in which the Company had disclosed the proposed disposition of the proceeds from the sale of the trap and filter manufacturing operation.

In addition, the senior lender exercised rights under the Subordination Agreement to prohibit the Company from making any further payments of interest or principal to the holders of the subordinated debt for a period of 120 days. This standstill provision expires on March 17, 1999. The senior lender has also demanded repayment by the subordinated lenders of the prepayment of principal.

(7)   SALE OF TRAP AND FILTER MANUFACTURING OPERATION

On September 3, 1998, the Company sold its trap and filter manufacturing operation and entered into an arrangement to purchase its trap and filter requirements exclusively for a five-year term. The Company received gross proceeds of $5,200,000 and transferred the inventory and certain manufacturing assets, including equipment, technical designs and plans to the buyer.

The Company received gross proceeds of $5,200,000, after the deduction of the net book value of the inventory and fixed assets sold the Company recorded a gain $606,000. This gain was reduced to -0- due to certain contingencies related to the reimbursement by the acquirer of expenses incurred in the transfer of the operation to the acquirer.

In addition, the Company had entered into a commitment to purchase $4,000,000 of finished trap and filter inventory, of which approximately $2,200,000 remains at January 31, 1999.

Subsequent to January 31, 1999 the Company was notified that the supplier would no longer provide inventory to the Company until the Company was current on its balance due. The Company is attempting to negotiate an amendment to the five-year distribution arrangement. The outcome of this matter cannot be determined at this time, however, the Company does not expect a material, unfavorable impact on its operating results, due to the low margins earned on sales of trap and filter product.

Through January 31, 1999, the Company had sales of $1,105,000 and $2,744,000 for the three and six-months ended January 31, 1999, respectively.

In November 1998, the Company sold its St. Kitts building and in a related transaction settled a lawsuit related to the sale of the trap and filter business. The Company received gross proceeds of $400,000 and recorded, after the deduction of the value of the assets sold and transaction costs, a Gain on Sale of $267,000.

(8)   EXTINGUISHMENT OF DEBT

In September 1998 the Company repaid $1,390,000 to its subordinated lender in connection with the subordinated lender agreeing to the release of its security interest in assets related to the trap and filter manufacturing operation. The subordinated lender also agreed to return 265,539 warrants to purchase common stock, which had been issued in connection with this debt. The Company has estimated the fair value of these warrants to be $40,000.

In connection with this transaction, the Company has recorded an Extraordinary Item, a Loss on Extinguishment of Debt of $151,000. This loss represents the write off of the unamortized portion of deferred loan costs and debt discount, less the amount paid to retire the warrants.

(9)   NEW ACCOUNTING PRONOUNCEMENT

In conformity with generally accepted accounting principles the Company has adopted Statement of Financial Accounting Standards No. 131 "Reporting Comprehensive Income." Comprehensive Net Income (Loss) was the same as the Net Income (Loss) for both the three and six months ended January 31, 1999 and 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three and six-month periods ended January 31, 1999 with the three and six-month period ended January 31, 1998, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS


Sales (in thousands):             1999      1998   % Decrease
                                -------   -------  ----------
Three Months Ended January 31   $ 5,183   $ 6,461     19.8%
Six Months Ended January 31     $11,077   $14,648     24.4%

The decrease for the three and six-months ended January 31, 1999 as compared to the same periods in 1998 is a result of continuing shortages of select inventory items in the U.S. distribution market, lower sales in South America due to economic and competitive pressures, and a decrease in proprietary sales. Difficulties in obtaining adequate credit resulted in the inability to purchase inventory, which contributed to product shortages and adversely impacted sales.

Cost of Sales (in thousands):

                                                            % Increase
                                       1999         1998    (Decrease)
                                    ---------    ---------  -----------
Three Months Ended January 31       $   3,873    $   4,691     (17.4%)
  As a percentage of sales               74.7%        72.6%      2.9%
Six Months Ended January 31         $   8,315    $  10,605     (21.6%)
  As a percentage of sales               75.1%        72.4%      3.7%

The decrease in cost of sales was due to the decrease in sales. Cost of sales, as a percentage of sales, increased due to lower overall volume over which overhead expenses could be absorbed and an unfavorable, as compared to prior period, product mix shift to lower margin product.

Selling and Administration Expenses (in thousands)

                                                             % Increase
                                       1999        1998      (Decrease)
                                    ---------   ---------    ----------
Three Months Ended January 31       $  1,443    $  1,525      (5.4%)
  As a percentage of sales              27.8%       23.6%     17.8%
Six Months Ended January 31         $  2,838    $  3,330     (14.8%)
  As a percentage of sales              25.6%       22.7%     12.8%

The decrease in selling and administration costs from 1997 to 1998 is a result of on-going cost control efforts, including headcount reductions begun in fiscal 1997, continuing through fiscal 1998 and into fiscal 1999. The decreases for both the three- and six-months ended January 31, 1999, as compared to the same periods in 1998 resulted from the reduction of selling, production, and administrative headcount and expenses related to the trap and filter business.

Interest expense (in thousands):

The decrease in interest expense is due to the repayment of both senior and subordinated debt in September 1998 using proceeds received from the sale of the trap and filter manufacturing operation.

Gain on Sale:

Included in Gain on Sale for the six-months ended January 31, 1999 is $267,000 from the sale of the St. Kitts facility. During the three-months ended January 31, 1999 the Company reversed $80,000 of the Gain related to the sale of trap and filter business recorded during the three-months ended October 31, 1998. This reversal was due to certain costs incurred in completing the transfer of the trap and filter business to the purchaser, for which the purchaser may not reimburse the Company.

Income Taxes:

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three-month periods ended January 31, 1999 and 1998 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions and a tax holiday granted to one of the Company's foreign subsidiaries.

Summary:

A return to profitability is contingent upon the Company obtaining adequate financing to purchase product inventory.

LIQUIDITY AND CAPITAL RESOURCES

The terms of the Company's senior debt facility were recently revised in connection with the sale of the Company's trap and filter manufacturing business. See Note 6 to Notes to Condensed Consolidated Financial Statements. As revised, the loan agreement provides for a $8,000,000 revolving bank line of credit which is secured by substantially all of the Company's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9.25% at October 31, 1998).

The revolving line of credit is used to fund operating expenses, product purchases and letters of credit for import purchases. The line has a $1,000,000 sublimit for outstanding letters of credit. The amount available to borrow at any one time is based upon various percentages of eligible accounts receivable and eligible inventories as defined in the agreement. These recent revisions lowered the advance rate for inventory from 63% to 50% and reduced the total amount of the line supported by inventory from $5,500,000 to $4,000,000. These recent revisions in the senior debt availability formulas have adversely affected the Company's ability to purchase inventory, which has resulted, and can be expected to continue in the near future to result in, reduced sales. The credit facility is subject to certain financial tests and covenants continuing through the term of the agreement.

The senior lender notified the Company that it had terminated its credit facility, effective December 31, 1998. The Company's senior lender has continued to advance funds in accordance with the facilities advance rates. However, there can be no assurance that the senior lender will continue to advance funds. Continuation of the senior debt facility is critical to the day-to-day operations of the Company. In the event the senior lender did not continue to advance funds, the Company would need to find alternate sources of financing. It is highly unlikely that the Company could obtain financing at acceptable terms and conditions and consequently would have to consider filing for protection under Chapter 11 of the Bankruptcy code. The Company has retained an investment banking firm to advise it with respect to the exploration of strategic alternatives that could lead to the possible sale or merger of the Company. Such a sale or merger might be consummated under Chapter 11 of the Bankruptcy code. However, the Company has not determined a course of action and may ultimately decide to remain independent.

The Company had approximately $6,768,000 outstanding under the senior facility and the Company's borrowings exceeded its calculated borrowing base by $290,000 on January 31, 1999.

At January 31, 1999, the Company was in violation of several of the financial covenants under its senior and subordinated debt, including covenants with respect to quarterly sales and earnings.

In addition the senior lender had notified the Company and the subordinated lenders that the payment to the subordinated lenders of a portion of the proceeds from the sale of the Company's trap and filter manufacturing business breached the Subordination Agreement among the senior lender, the subordinated lenders and the Company. (See Note 6 to Notes to Condensed Consolidated Financial Statements.) The Company does not believe it is in violation of the subordinated loan agreement having relied upon discussions with the senior lender in which the Company had disclosed the proposed disposition of the proceeds from the sale of the trap and filter manufacturing operation.

The senior lender notified the Company and the subordinated lender that it has exercised its rights under the Subordination Agreement to prohibit the Company from making any further payments of interest or principal to the holders of the subordinated debt for a period of 120 days. The senior lender has also demanded repayment by the subordinated lenders of the prepayment of principal.

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


ITEM 2.  CHANGES IN SECURITIES.

         On February 18, 1999 the Company announced that it had notified the American Stock Exchange that it was withdrawing its appeal of the decision of the Exchange's staff to file an application with the Securities and Exchange Commission to delist the Company's Common Stock. The Exchange's staff decision was based on the Company's failure to meet continuing listing guidelines, arising from past operating losses and a resulting accumulated deficit as well as other factors. The Company's shares have begun to trade on the over-the-counter market under symbol PPIP.


ITEM 3.  DEFAULT ON SENIOR SECURITIES.

         Incorporated by reference from financial statement footnote number 6 of
         Part I.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:     (Note - A Key To Index of Exhibits
                   Incorporated By Reference is provided at the end of this Item 6.)

         2(a)e    Asset Purchase Agreement, dated as of September
                  3, 1998 between Pico Products, Inc., a New York
                  Corporation and Thomas & Betts Corporation.

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

         4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler
                  Corporation, dated November 21, 1996.

         4(k)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                                   Holder                                      Shares
                  ------------------------------------------------       ---------------
                  Allied Investment Corporation                                358,484
                  Allied Investment Corporation II                             226,001
                  Allied Capital Corporation II                                 85,724
                  The Sinkler Corporation                                      155,863
                  Shipley Raidy Capital Partners, LP                            20,000

         4(l)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following percentage of shares:

                                                                          Percentage of
                                   Holder                                     Shares
                  --------------------------------------------         -----------------
                  Allied Investment Corporation                                6.9%
                  Allied Investment Corporation II                            4.35%
                  Allied Capital Corporation II                               1.65%
                  The Sinkler Corporation                                      3.0%

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

         4(p)k Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated September 12, 1997. The Company has issued junior subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:


                                Holder                        Amount
                  -----------------------------         -------------------
                  Allied Investment Corporation             $374,300
                  Allied Capital Corporation II             $394,000


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

          4(s)k Stock Purchase Warrant -- Subject to Call issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                             Holder                             Shares
                  -----------------------------              -----------
                  Allied Investment Corporation                 68,024
                  Allied Capital Corporation II                 71,604
                  The Sinkler Corporation                       30,000

         4(t)k First Amendment to Investment Agreement between the Company and Allied Capital Corporation and certain of its affiliated companies (original agreement dated November 21, 1996)- amendment dated September 12, 1997.

         10(q)(l) Amendment  No. 5 to the Loan and0 Security Agreement between
                  Pico Macom, Inc. and HSBC Business Loans, Inc., as successor to Marine Midland Business Loans, Inc., dated May 25, 1994 -- Amendment dated October 31, 1997.

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

         28
         (b)      Reports on Form 8-K:

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

                                          PICO PRODUCTS, INC.


DATE: March 22, 1999                      /s/ Mike Gavigan
                                          ------------------------------------
                                          Chief Financial Officer


DATE: March 22, 1999                      /s/ Charles G. Emley, Jr.
                                          ------------------------------------
                                          Chairman and Chief Executive Officer

                             INDEX TO EXHIBITS FILED


   11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote number 4 of Part 1.

   27      Financial Data Schedule (included only in the EDGAR filing).