Form 10-Q
period 1999-04-30
PICO PRODUCTS INC
filed 1999-06-14
CIK 352994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (Mark One)
( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     April 30, 1999
                                              --------------------
                                       OR
(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to
                                               -------------     -------------

                         Commission File Number 1-8342
                                               ----------

                               PICO PRODUCTS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                      15-0624701
----------------------------------------            --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

12500 Foothill Blvd.
Lakeview Terrace, California                                  91342
----------------------------------------            --------------------------
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
            Class                                        Number of Shares

                               PICO PRODUCTS, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         April 30, 1999 and July 31, 1998                                3-4

         Condensed Consolidated Statements
         of Income - Three and Nine Months
         Ended April 30, 1999 and 1998                                     5

         Condensed Consolidated Statements
         of Cash Flows - Nine Months
         Ended April 30, 1999 and 1998                                     6

         Notes to Condensed Consolidated Financial
         Statements                                                     7-12

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                                     13-16

Item 3.  Qualitative and Quantitative Disclosure
         About Market Risk                                                16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Default on Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                          17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                              18-23

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   PICO PRODUCTS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
              (Unaudited - in thousands except share and per share amounts)

                                                          April 30,      July 31,
                                                             1999          1998
                                                          ----------    -----------
ASSETS:

CURRENT ASSETS:

  Cash and cash equivalents                                $    28       $    93
  Accounts receivable (less allowance
    for doubtful accounts: April 30,1999,
    $168; July 31, 1998, $139)                               3,960         3,871

  Inventories (Note 2)                                       6,691        11,997
  Prepaid expenses and other current
    assets                                                      87           161
                                                           -------       -------

         TOTAL CURRENT ASSETS                               10,766        16,122
                                                           -------       -------
PROPERTY, PLANT AND EQUIPMENT:

  Buildings                                                   --             217
  Leasehold improvements                                       190           187
  Machinery and equipment                                    1,693         2,420
                                                           -------       -------
                                                             1,883         2,824
  Less accumulated depreciation
    and amortization                                         1,296         1,914
                                                           -------       -------
                                                               587           910
                                                           -------       -------
OTHER ASSETS:
  Patents and licenses (less accumulated
    amortization: April 30, 1999, $79
    July 31, 1998, $75                                         142           147
  Excess of cost over net assets of
    businesses acquired (less accumulated
    amortization; April 30, 1999, $447
    July 31, 1998, $429)                                       131           152
  Deposits and other non-current assets                        396           625
                                                           -------       -------

                                                               669           924
                                                           -------       -------

                                                           $12,022       $17,956
                                                           -------       -------
                                                           -------       -------

           See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)
          (Unaudited - in thousands except share and per share amounts)

                                                                                    April 30,   July 31,
                                                                                      1999        1998
                                                                                  ----------   ----------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Notes payable (Notes 6&7)                                                          $  5,990    $  9,139

Current portion of long-term debt                                                     4,909       5,644
Accounts payable                                                                      3,163       3,614
Accrued expenses:
         Legal and accounting                                                           266         364
         Payroll and payroll taxes                                                      199         491
         Other accrued expenses                                                         943         661
         Restructuring costs                                                            201         269
                                                                                   --------    --------

         TOTAL CURRENT LIABILITIES                                                   15,671      20,182

LONG-TERM DEBT (Note 7)                                                                  60         115

COMMITMENTS AND CONTINGENCIES                                                          --          --
       (Note 5)

REDEEMABLE PREFERRED STOCK, $.01 par value; authorized 500,000 shares; issued and outstanding 1,250 shares at April 30,
 1999 and July 31, 1998                                                               1,089       1,070
SHAREHOLDERS' DEFICIENCY:

 Common shares, $.01 par value; authorized 15,000,000 shares issued and outstanding 4,215,913 shares at April 30, 1999 and
  July 31, 1998                                                                          42          42
  Additional paid-in capital                                                         22,952      22,992
 Stock subscriptions receivable                                                         (81)        (81)
 Accumulated deficit                                                                (27,601)    (26,253)
 Cumulative translation adjustment                                                     (110)       (111)
                                                                                   --------    --------
TOTAL SHAREHOLDERS' DEFICIENCY                                                       (4,798)     (3,411)
                                                                                   --------    --------
                                                                                   $ 12,022    $ 17,956
                                                                                   --------    --------
                                                                                   --------    --------

          See notes to condensed consolidated financial statements.

                               PICO PRODUCTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited - in thousands except share and per share amounts)

                                          Three Months Ended               Nine Months Ended
                                               April 30,                       April 30,
                                       --------------------------    ---------------------------
                                           1999           1998           1999            1998
                                       -----------    -----------    -----------      ----------
SALES                                  $     4,388    $     7,089         15,466         21,737
COSTS AND EXPENSES:
 Cost of sales                               3,282          5,200         11,598         15,805
 Selling and administrative
  expenses                                   1,286          1,784          4,123          5,113
                                       -----------    -----------    -----------    -----------
TOTAL COSTS AND
  EXPENSES                                   4,568          6,984         15,721         20,918
                                       -----------    -----------    -----------    -----------
INCOME FROM
 OPERATIONS                                   (180)           105           (255)           819

GAIN ON SALE                                  --             --              267

INTEREST INCOME                                  3              4              9             12

INTEREST EXPENSE                              (345)          (470)        (1,116)        (1,407)
                                       -----------    -----------    -----------    -----------
INCOME(LOSS)BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                  (522)          (361)        (1,095)          (576)

INCOME TAX PROVISION                          --             --             --             --
                                       -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM AND DIVIDENDS
ON PREFERRED STOCK                            (522)          (361)        (1,095)          (576)
EXTRAORDINARY ITEM -
LOSS RELATED TO EARLY

EXTINGUISHMENT OF DEBT                        --             --             (151)          --
                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS)                             (522)          (361)        (1,246)          (576)

DIVIDENDS ON PREFERRED STOCK                   (35)           (34)          (101)          (102)
                                       -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCK                         $      (557)   $      (395)        (1,347)          (678)
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------
BASIC AND DILUTED
 NET INCOME (LOSS) PER COMMON SHARE:
 NET LOSS BEFORE
 EXTRAORDINARY ITEM                    $      (.12)   $      (.08)   $      (.26)   $      (.14)
EXTRAORDINARY LOSS                            --             --             (.04)          --
                                       -----------    -----------    -----------    -----------
 NET INCOME (LOSS)                            (.12)          (.08)          (.30)          (.14)
DIVIDENDS ON PREFERRED STOCK           $      (.01)   $      (.01)          (.02)          (.02)
                                       -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                      $      (.13)   $      (.09)   $      (.32)   $      (.16)
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------
  SHARES USED IN PER SHARE
   CALCULATIONS                          4,215,913      4,185,913      4.215.913      4,185,913
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

        See notes to condensed consolidated financial statements.

                              PICO PRODUCTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited in thousands except share amounts)

                                                                           Nine Months Ended
                                                                                April 30,
                                                                      ------------------------
                                                                           1999         1998
                                                                      ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)before Extraordinary Item
         and Preferred Dividends                                          $(1,096)   $  (216)

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation and amortization                                        287        239
         Gain on Sale                                                        (267)      --
         Changes in operating assets
           and liabilities                                                    351       (665)
                                                                          -------    -------

NET CASH USED IN
  OPERATING ACTIVITIES                                                       (725)      (642)
                                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       --          (31)

  Sale of Assets                                                            4,758
                                                                          -------    -------
NET CASH PROVIDED (USED) BY

 INVESTING ACTIVITIES                                                       4,758        (31)
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under a
         line of credit agreement                                          (3,149)      (163)
  Issuance of long-term debt                                                   50        985
  Issuance of short-term debt                                                 500       --
  Issuance of preferred stock                                                --          165
  Private placement financing costs                                          --         (116)
  Retirement of warrants                                                      (40)      --
  Principal payments on long-term debt                                     (1,459)      (150)
                                                                          -------    -------
NET CASH (USED) PROVIDED BY FINANCING
  ACTIVITIES                                                               (4,098)       721
                                                                          -------    -------
NET (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                        (65)        49
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          93         22
                                                                          -------    -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                           $    28    $    71
                                                                          -------    -------
                                                                          -------    -------

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Pico Products, Inc. and its wholly owned subsidiaries, and include all adjustments which are, in the opinion of the Company's management, necessary to present fairly the Company's financial position as of April 30, 1999, and the results of its operations and its cash flows for the three and nine-month periods ended April 30, 1999 and 1998. All such adjustments are of a normal recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and negative cash flows.

At April 30, 1999 the Company was in technical violation of several of the financial covenants related to both its senior and subordinated debt. These factors among others may indicate that the Company will be unable to continue as a going concern. As a result, the Company has reclassified $4,245,000 and $5,478,000 representing the subordinated long-term debt, as a current liability at April 30, 1999 and July 31, 1998, respectively. The subordinated lenders, however, have not requested payment or any acceleration of payment of the subordinated debentures in connection with these technical violations of these financial covenants. See Note 8 for a discussion of the repayment of the subordinated debentures in connection with the sale of the trap and filter manufacturing operation.

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


(2)  INVENTORIES

The composition of inventories was as follows:

                                   April 30,            July 31,
(in thousands)                       1999                 1998
                                   --------             --------
Raw materials                       $ 1,416             $ 4,280
Work in process                         166                 761
Finished goods                        5,109               6,956
                                    -------             -------
                                    $ 6,691             $11,997
                                    -------             -------
                                    -------             -------

(3)  INCOME TAXES

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the three and nine-month periods ended April 30, 1999 and 1998 due to the Company's U.S. Federal, state, and foreign net operating loss carryforward positions.

(4)  EARNING PER SHARE

Due to a Net Loss Attributable to Common Stock, shares issuable upon exercise of stock options and warrants have not been included in the calculation of Diluted Loss per Share. The Company has used the weighted average shares outstanding of 4,215,913 and 4,185,913 at April 30, 1999 and 1998, respectively. In addition, the Company had 3,020,678 shares issuable upon the exercise of outstanding stock options and warrants at prices ranging from $.085 to $3.19 at April 31, 1999.

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

(6)  NOTES PAYABLE AND LONG-TERM DEBT

The terms of the Company's senior debt facility were recently revised in connection with the sale of the Company's trap and filter manufacturing business. As revised the loan agreement provides for a $8,000,000 revolving bank line of credit which is secured by substantially all of the Company's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9% at April 30, 1999).

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

The Company had approximately $5,990,000 outstanding under the senior facility and the Company had $109,000 of availability under its line of credit on April 30, 1999.

At April 30, 1998 the Company was in violation of several of the financial covenants under its senior and subordinated debt, including covenants with respect to quarterly sales and earnings.

Due to the uncertainty related to the achieving continuing compliance and that no waivers have been obtained from either it's senior or subordinated lender the Company has classified $4,245,000 as a current liability. However, the holders of the subordinated debt have not requested payment or any acceleration of payment of the subordinated debentures due to the failure to meet the various financial tests and covenants.

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

In addition, the senior lender exercised rights under the Subordination Agreement to prohibit the Company from making any further payments of interest or principal to the holders of the subordinated debt for a period of 120 days. This standstill provision expired on March 17, 1999. The Company continues not to pay interest on the subordinated debt. The senior lender has also demanded repayment by the subordinated lenders of the prepayment of principal.

On April 15, 1999 the Company received a loan from one of its subordinated lenders in the amount of $500,000 with interest and principal due on May 15, 1999. The proceeds from this loan were used to purchase inventory to support the Company's sales efforts. In connection with this transaction the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock at a purchase price of $.095 per share. At this time, no valuation has been assigned to these warrants. As of May 31, 1999 the Company has not repaid this loan and has begun discussions with its subordinated lender with respect to renegotiating the payment terms of this note. Under the terms of this subordinated note, it is senior in preference to previously issued subordinated debt but junior to the debt issued under the working capital line of credit. There can be no assurance that the Company will be able to renegotiate the payment terms of this note.

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

In addition, the Company had entered into a commitment to purchase $4,000,000 of finished trap and filter inventory, of which approximately $2,200,000 remains at April 30, 1999.

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

Through April 30, 1999, the Company had trap and filter sales of $204,000 and $2,948,000 for the three and nine-months ended April 30, 1999, respectively.

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

In connection with this transaction, the Company has recorded an Extraordinary Item, a Loss on Extinguishment of Debt of $151,000. This loss represents the write-off of the unamortized portion of deferred loan costs and debt discount, less the amount paid to retire the warrants.

(9)  NEW ACCOUNTING PRONOUNCEMENT

In conformity with generally accepted accounting principles the Company has adopted Statement of Financial Accounting Standards No. 131 "Reporting Comprehensive Income." Comprehensive Net Income (Loss) was the same as the Net Income (Loss) for both the three and nine months ended April 30, 1999 and 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares the operations of the Company for the three and nine-month periods ended April 30, 1999 with the three and nine month period ended April 30, 1998, as shown by the unaudited condensed consolidated statements of income included in this quarterly report.

RESULTS OF OPERATIONS


Sales (in thousands):               1999          1998         %(Decrease)
                                -----------   -------------   -------------
Three Months Ended April 30      $   4,388      $   7,089       (38.1%)
Nine Months Ended April 30       $  15,466      $  21,737       (28.8%)

The decrease for the three and nine-months ended April 30, 1999 as compared to the same periods in 1998 is a result of continuing shortages of select inventory items (including traps and filters) in the U.S. distribution market, lower sales in South America due to economic and competitive pressures, and a decrease in proprietary sales. Difficulties in obtaining adequate credit resulted in the inability to purchase inventory, which contributed to product shortages and adversely impacted sales.

Cost of Sales (in thousands):

                                                             % Increase
                                   1999            1998       (Decrease)
                                ----------     ----------    -----------
Three Months Ended April 30,     $   3,282      $   5,200       (36.9%)
   As a percentage of sales           74.7%          73.4%        1.8%
Nine Months Ended April 30,      $  11,598      $  15,805        (26.6)
   As a percentage of sales           75.0%          72.7%        3.2%

The decrease in cost of sales was due to the decrease in sales. Cost of sales, as a percentage of sales, increased due to lower overall volume over which overhead expenses could be absorbed and an unfavorable, as compared to prior period, product mix shift to lower margin product.

Selling and Administration Expenses (in thousands)

                                                             % Increase
                                   1999           1998        (Decrease)
                                ----------     ----------    -----------
Three Months Ended April 30,       $ 1,286       $ 1,784        (27.9%)
   As a percentage of sales           29.3%         25.2%        16.3%
Nine Months Ended April 30,        $ 4,123       $ 5,113        (19.4%)
   As a percentage of sales           26.7%         23.5%        13.6%

The decrease in selling and administration costs from 1997 to 1998 is a result of on-going cost control efforts, including headcount reductions begun in fiscal 1997, continuing through fiscal 1998 and into fiscal 1999. The decreases for both the three-and nine-months ended April 30, 1999, as compared to the same periods in 1998 resulted from the reduction of selling, production, and administrative headcount and expenses related to the trap and filter business.

Interest expense (in thousands):

The decrease in interest expense is due to the repayment of both senior and subordinated debt in September 1998 using proceeds received from the sale of the trap and filter manufacturing operation.

Gain on Sale:

Included in Gain on Sale for the nine-months ended April 30, 1999 is $267,000 from the sale of the St. Kitts facility.

Income Taxes:

No provision for U.S. Federal and state regular income taxes or foreign income taxes has been recorded for the nine-month periods ended April 30, 1999 and 1998 due to a currently reportable taxable loss and the Company's U.S. Federal, state, and foreign net operating loss carry-forward positions.

Summary:

A return to profitability is contingent upon the Company continuing to have access to adequate financing to purchase product inventory.

LIQUIDITY AND CAPITAL RESOURCES

The terms of the Company's senior debt facility were recently revised in connection with the sale of the Company's trap and filter manufacturing business. See Note 6 to Notes to Condensed Consolidated Financial Statements. As revised, the loan agreement provides for a $8,000,000 revolving bank line of credit, which is secured by substantially all of the Company's assets, including all trade accounts receivable and inventories. The line provides for interest at the prime rate plus 1.25% (9% at April 30, 1999).

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

The Company had approximately $5,990,000 outstanding under the senior facility and the unused portion of its calculated borrowing base was $109,000 on April 30,1999.

At April 30, 1999, the Company was in violation of several of the financial covenants under its senior and subordinated debt. The Company has not received any waivers from either of its lenders. The Company's senior lender continues to make advances, however, there can be no assurance that its senior lender will continue to advance funds nor demand immediate payment of the outstanding balance due.

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

On April 15, 1999 the Company received a loan from one of its subordinated lenders in the amount of $500,000 with interest and principal due on May 15, 1999. The proceeds from this loan were used to purchase inventory to support the Company's sales efforts. In connection with this transaction the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock at a purchase price of $.095 per share. At this time, no valuation has been assigned to these warrants. As of May 31, 1999 the Company has not repaid this loan and has begun discussions with its subordinated lender with respect to renegotiating the payment terms of this note. Under the terms of this subordinated note, it is senior in preference to previously issued subordinated debt but junior to the debt issued under the working capital line of credit.

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

ITEM 2   CHANGES IN SECURITIES.

         On February 18, 1999 the Company announced that it had notified the American Stock Exchange that it was withdrawing its appeal of the decision of the Exchange's staff an application with the Securities and Exchange Commission to delist the Company's Common Stock. The Exchange's staff decision was based on the Company's failure to meet continuing listing guidelines, arising from past operating losses and a resulting accumulated deficit as well as other factors. The Company's shares have begun to trade on the over-the-counter market under the symbol PPIP.

ITEM 3.  DEFAULT ON SENIOR SECURITIES

         Incorporated by reference from financial statement footnote number 6 of Part I.

         On April 14, 1999 the Company and certain of its subsidiaries issued subordinated debentures to Allied Investment Corporation, an affiliate of Allied Capital Corporation, representing indebtedness of $500,000 due May 14, 1999. In connection with these subordinated debentures the Company issued 1,000,000 warrants to purchase Common Stock of the Company at a price of .095 per share. The warrants contain certain anti-dilution provisions and expire six years from the date issued. The Company believes that the issuance of the foregoing securities is exempt from registration under the Securities Act of 1933, as amended, by virtue of the exemption provided by Section 4 (2) thereof for transactions not involving a public offering. The debentures and warrants were issued pursuant to the terms of agreements which contain various financial and other covenants similar to those under its existing debenture and warrants. These agreements prohibit the distribution of cash, stock or other property to shareholders (whether characterized as dividends or otherwise) or the redemption or repurchase of the Company's capital stock or similar securities, subject to limited exceptions.

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

         4(j)i Letter Agreement covering the issuance and sale by the Company of Preferred Stock to The Sinkler Corporation, dated November 21, 1996.

         4(k)i Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated November 21, 1996. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                              Holder                                      Shares
                  --------------------------------                     ------------
                  Allied Investment Corporation                           358,484
                  Allied Investment Corporation II                        226,001
                  Allied Capital Corporation II                            85,724
                  The Sinkler Corporation                                 155,863
                  Shipley Raidy Capital Partners, LP                       20,000

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

         4(p)k Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated September 12, 1997. The Company has issued junior subordinated secured debentures in substantially the same form as this debenture to the following parties for the following amounts:

                              Holder                                          Amount
                  --------------------------------------------         -------------------
                  Allied Investment Corporation                              $374,300
                  Allied Capital Corporation II                              $394,000

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

         4(r)k Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                              Holder                                         Shares
                  ------------------------------                       -----------------
                  Allied Investment Corporation                              258,944
                  Allied Capital Corporation II                              272,572
                  The Sinkler Corporation                                    114,200

         4(s)k Stock Purchase Warrant -- Subject to Call issued by the Company to Allied Capital Corporation, dated September 12, 1997. The Company has issued warrants in substantially the same form as this warrant to the following parties for the following number of shares:

                             Holder                                          Shares
                  ------------------------------                       -----------------
                  Allied Investment Corporation                               68,024
                  Allied Capital Corporation II                               71,604
                  The Sinkler Corporation                                     30,000

         4(t)k First Amendment to Investment Agreement between the Company and Allied Capital Corporation and certain of its affiliated companies (original agreement dated November 21, 1996)- amendment dated September 12, 1997.

         4 (u) Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated April 15, 1999.

         4 (v) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated April 15, 1999.

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

                                       PICO PRODUCTS, INC.

DATE: June 14, 1999                    /s/ Mike Gavigan
                                       -----------------------------------
                                       Chief Financial Officer



DATE: June 14, 1999                    /s/ Charles G. Emley, Jr.
                                       -----------------------------------
                                       Chairman and Chief Executive Officer

                           INDEX TO EXHIBITS FILED

  11.1 Computation of Per Share Earnings. Incorporated by reference from financial statement footnote number 4 of Part 1.

   4(u) Junior Subordinated Secured Debenture issued by the Company and certain of its subsidiaries, payable to Allied Capital Corporation, dated April 15, 1999.

   4(v) Stock Purchase Warrant issued by the Company to Allied Capital Corporation, dated April 15, 1999.

  27     Financial Data Schedule (included only in the EDGAR filing).